Form 10-Q
period 1995-03-31
LUNAR CORP
filed 1995-05-16
CIK 864906

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark one)

 /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995
                                             --------------
                                   OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                   Commission File Number:  0-18643

                           LUNAR CORPORATION
         (Exact name of registrant as specified in its charter)

   Wisconsin                      3845                         39-1200501
   (State of           (Primary Standard Industry            (IRS Employer
 Incorporation)        Classification Code Number)        Identification No.)

                       313 West Beltline Highway
                       Madison, Wisconsin  53713
                              608-274-2663

     (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes     X    No
                                                            -----      -----

As of April 30, 1995, 5,297,980 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

Exhibit index located on page 13 of 15 total pages.

                    LUNAR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q

               For the quarterly period ended March 31, 1995


                             TABLE OF CONTENTS
                             -----------------

PART I -  FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 1995, and June 30, 1994 . . . . . . . . .             3

          Consolidated Statements of Income
          Three and Nine Months Ended March 31, 1995
          and 1994  . . . . . . . . . . . . . . . . . . . . .             5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1995
          and 1994  . . . . . . . . . . . . . . . . . . . . .             6

          Notes to Consolidated Financial Statements  . . . .             8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . .             9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . .            11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .            12

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . .            13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- - - - --------------------------------------------------------------------------------
Assets
- - - - --------------------------------------------------------------------------------
                                                  March 31,      June 30,
                                                    1995           1994
                                                (Unaudited)      (Audited)
- - - - --------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                      $   521,462    $   702,581
 Marketable securities--at cost (which
   approximates market values)                    9,513,033      5,902,838
 Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $1,100,000 at March 31, 1995
     and $900,000 at June 30, 1994               17,468,337     11,204,504
   Other                                            318,815        524,124
- - - - --------------------------------------------------------------------------------
                                                 17,787,152     11,728,628
 Inventories                                      6,025,222      3,289,884
 Deferred income taxes                            1,151,000        882,000
 Other                                              115,440        123,643
- - - - --------------------------------------------------------------------------------
Total current assets                             35,113,309     22,629,574
Property, plant and equipment--at cost:
 Buildings and improvements                       2,208,289      2,020,174
 Furniture and fixtures                             557,478        428,882
 Machinery and other equipment                    2,854,676      2,239,970
- - - - --------------------------------------------------------------------------------
                                                  5,620,443      4,689,026
 Less accumulated depreciation and amortization   2,342,187      1,927,456
- - - - --------------------------------------------------------------------------------
                                                  3,278,256      2,761,570
 Land                                               138,858        138,858
- - - - --------------------------------------------------------------------------------
                                                  3,417,114      2,900,428
Long-term trade accounts receivable               3,796,531      1,997,535
Long-term marketable securities--at cost          8,059,201     15,208,294
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $441,702 at March 31, 1995
 and $374,616 at June 30, 1994                      918,215        985,301
Patent fees and other intangibles, net of
 accumulated amortization of $590,702 at
 March 31, 1995 and $316,435 at June 30, 1994     1,391,978      1,437,919
Other                                               347,721        356,366
- - - - --------------------------------------------------------------------------------
                                                $53,044,069    $45,515,417
================================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- - - - --------------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
- - - - --------------------------------------------------------------------------------
                                                 March 31,       June 30,
                                                   1995            1994
                                                (Unaudited)     (Audited)
- - - - --------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                               $ 1,221,122    $ 1,042,643
 Customer advances and deferred income              387,069        255,969
 Income taxes payable                             1,661,752      1,198,052
 Accrued liabilities:
   Commissions payable                            1,555,904      1,080,071
   Compensation payable                             305,768        352,460
   Property, payroll, and other taxes                95,941         54,452
   Accrued warranty and installation expenses     1,482,000        911,000
   Other                                            163,718        131,946
- - - - --------------------------------------------------------------------------------
Total current liabilities                         6,873,274      5,026,593
Minority interest in subsidiary                           0         38,160
Shareholders' equity:
 Common stock--authorized 10,000,000 shares
   of $.01 par value; issued and outstanding
   5,296,480 shares at March 31, 1995
   and 5,225,380 at June 30, 1994                    52,958         52,254
 Capital in excess of par value                  15,123,981     14,476,602
- - - - --------------------------------------------------------------------------------
                                                 15,176,939     14,528,856
 Retained earnings                               31,004,290     25,920,978
 Cumulative translation adjustment                  (10,434)           830
- - - - --------------------------------------------------------------------------------
                                                 46,170,795     40,450,664
- - - - --------------------------------------------------------------------------------
                                                $53,044,069    $45,515,417
================================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

- - - - --------------------------------------------------------------------------------
                               Three months ended          Nine months ended
                             March 31,    March 31,      March 31,     March 31,
                              1995          1994           1995          1994

- - - - --------------------------------------------------------------------------------
REVENUES
Equipment sales and
   other revenue           $12,230,814   $7,983,999    $31,794,322   $20,747,681
- - - - --------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of sales                5,687,011    3,055,355     13,408,128     7,906,030
Research and development     1,085,119      722,786      3,089,721     1,963,864
Selling and marketing        2,613,444    1,678,616      7,160,342     4,911,743
General and administrative     979,877      615,260      2,582,883     1,786,096
- - - - --------------------------------------------------------------------------------
                            10,365,451    6,072,017     26,241,074    16,567,733
- - - - --------------------------------------------------------------------------------
Earnings from operations     1,865,363    1,911,982      5,553,248     4,179,948
- - - - --------------------------------------------------------------------------------
OTHER INCOME
Interest income                339,997      368,865        964,795       959,643
Other                          136,082      145,874        271,249       157,433
- - - - --------------------------------------------------------------------------------
                               476,079      514,739      1,236,044     1,117,076
- - - - --------------------------------------------------------------------------------
Earnings before provision
 for income taxes            2,341,442    2,426,721      6,789,292     5,297,024
Provision for income taxes     574,055      423,734      1,705,980     1,192,846
- - - - --------------------------------------------------------------------------------
NET INCOME                 $ 1,767,387   $2,002,987    $ 5,083,312   $ 4,104,178
================================================================================

Net income per common and
 common equivalent share         $0.30        $0.35          $0.87         $0.72
================================================================================

Weighted average number of
 common and common equivalent
 shares                      5,893,243    5,715,037      5,848,826     5,673,756
================================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- - - - --------------------------------------------------------------------------------
                                                    Nine months ended
                                                 March 31,      March 31,
                                                   1995           1994
- - - - --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                    $5,083,312    $ 4,104,178
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization               1,071,763        769,623
    Minority interest in subsidiary               (38,160)       (29,947)
    Increase in accounts receivable            (7,848,188)    (2,567,673)
    Increase in inventories                    (2,735,338)    (1,287,317)
    (Increase) decrease in other
      current assets                                8,203        (81,859)
    (Increase) decrease in deferred income
     taxes                                       (269,000)       110,000
    Increase (decrease) in accounts payable       167,215       (128,127)
    Increase in customer advances                 131,100         28,267
    Increase in accrued liabilities             1,073,402        447,496
    Increase in income taxes
     payable                                      463,700        266,655
- - - - --------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                    (2,891,991)     1,631,296
- - - - --------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of marketable securities            (1,042,910)    (4,032,038)
 Maturities of marketable securities            4,266,129      5,065,652
 Additions to property, plant and equipment      (931,417)    (1,104,578)
 Patent fees                                     (183,813)      (149,312)
 Distributor Fee                                  (45,200)    (1,000,000)
- - - - --------------------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                    $2,062,789    $(1,220,276)
- - - - --------------------------------------------------------------------------------

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- - - - --------------------------------------------------------------------------------
                                                     Nine months ended
                                                   March 31,    March 31,
                                                     1995            1994
- - - - --------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock options             368,572       45,469
 Income tax benefit from stock option exercises      279,511       47,619
- - - - --------------------------------------------------------------------------------

Net cash provided by financing activities            648,083       93,088
- - - - --------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                   (181,119)     504,108

Cash and cash equivalents at beginning of period     702,581    2,262,081
- - - - --------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $521,462   $2,766,189
================================================================================


Supplemental disclosure of cash flow information:
 Incomes taxes paid                               $1,101,038     $705,178
================================================================================

See accompanying notes to consolidated financial statements

                    LUNAR CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1994, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1994, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 23, 1994.

     The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three and nine months ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three and nine months ended March 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1995.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

- - - - --------------------------------------------------------------------------------
                                          March 31,          June 30,
                                            1995               1994
                                         (Unaudited)         (Audited)
- - - - --------------------------------------------------------------------------------
Finished goods and work in progress      $1,865,857          $  871,258
Materials and purchased parts             4,159,365           2,418,626
- - - - --------------------------------------------------------------------------------
                                         $6,025,222          $3,289,884
================================================================================

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - - - ---------------------
     Equipment sales and other revenue increased 53% to $12,231,000 in the three months ended March 31, 1995 from $7,984,000 in the three months ended March 31, 1994. For the nine months ended March 31, 1995, equipment sales and other revenue increased 53% to $31,794,000 from $20,748,000 in the nine months ended March 31, 1994. The increase for the three-month period is primarily due to increased sales of the DPX densitometer, initial commercial shipments of the EXPERT high-end densitometer, and increasing demand for the Artoscan extremity MRI. These same factors, plus an increase in sales of the Achilles ultrasound device, contributed to the increase in revenues for the nine-month period.

     Gross profit margins averaged approximately 54% and 58% of equipment sales in the three- and nine-month periods ended March 31, 1995, respectively, and 62% in the three- and nine-month periods ended March 31, 1994. The Company's gross profit margins were lower in the current period due to increased competition in its DPX product line, increased sales of lower margin EXPERT and Artoscan extremity MRI products, and a special charge of $400,000 to accrue for upgrading the installed base of EXPERT systems. These lower margins were partially offset by increased sales of the higher margin Achilles.

     Research and development expenditures increased to $1,085,000 in the three months ended March 31, 1995 from $723,000 in the three months ended March 31, 1994, and to $3,090,000 in the nine months ended March 31, 1995, from $1,964,000 in the nine months ended March 31, 1994. This increase is primarily attributable to expenditures related to the EXPERT (Trademark) bone densitometer. The EXPERT is a high-end imaging densitometer which has faster scan times and better spatial resolution than current bone densitometers. The Company also incurred increased research and development costs to develop the Achilles Plus, an improved version of the Achilles ultrasound bone densitometer.

     Sales and marketing expenses were $2,613,000 in the three months ended March 31, 1995 and $1,679,000 in the three months ended March 31, 1994, representing 21% of equipment sales. For the nine months ended March 31, 1995, sales and marketing expenses were $7,160,000 as compared to $4,912,000 for the nine months ended March 31, 1994, representing a decrease to 23% from 24% as a percentage of equipment sales. This decrease for the nine-month period is attributable to lower average selling costs associated with sales of Achilles densitometers.

     General and administrative expenses increased to $980,000 in the three months ended March 31, 1995 from $615,000 in the three months ended March 31, 1994, and to $2,583,000 in the nine months ended March 31, 1995 from $1,786,000 in the nine months ended March 31, 1994. This increase is primarily attributable to higher legal expenses. Lunar is engaged in two separate patent lawsuits with Hologic, Inc. These lawsuits are expected to result in substantially higher legal expenses for at least the next two quarters.

     Interest income was $340,000 in the three months ended March 31, 1995 compared to $369,000 in the three months ended March 31, 1994, and $965,000 in the nine months ended March 31, 1995, as compared to $960,000 in the nine months ended March 31, 1994. Interest income for the three- and nine-month periods ended March 31, 1994 included $65,000 of non-recurring interest income related to an income tax recovery related to the final settlement of a prior year tax issue with the Internal Revenue Service.

     The effective tax rate in the three- and nine-month periods ended March 31, 1995 averaged 25% compared to 17% and 23% in the three- and nine-month periods ended March 31, 1994. The provision for income taxes for the three- and nine-month periods ended March 31, 1994 is net of a $235,000 income tax recovery related to the final settlement of a prior year tax issue with the Internal Revenue Service. These rates are also below the 34% federal statutory rate as a result of the benefit of Lunar FSC, Inc., and tax-exempt interest income, but offset by the provision for state income taxes.

Liquidity and Capital Resources
- - - - -------------------------------
     Cash and cash equivalents decreased $181,000 to $521,000 in the nine months ended March 31, 1995. The Company also has a $17,572,000 portfolio of marketable securities which management intends to hold to maturity but which is readily marketable. The Company's accounts receivable increased 57% to $21,584,000 at March 31, 1995 from $13,726,000 at June 30, 1994. Inventories increased 83% to $6,025,000 at March 31, 1995 from $3,290,000 at June 30, 1994.
These increases are primarily attributable to higher sales for the nine-month period ended March 31, 1995 and new product lines offered by the Company. The Company does not have any pending material commitments for capital expenditures.

     Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

                        PART II - OTHER INFORMATION
                    LUNAR CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

                  11.   Statement Re: Computation of Earnings Per Share
                  27.   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUNAR CORPORATION
                                   (Registrant)



Date:  May 12, 1995                Richard B. Mazess
- - - - -------------------                ---------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  May 12, 1995                Robert A. Beckman
- - - - -------------------                ----------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

                    LUNAR CORPORATION AND SUBSIDIARIES

                               Exhibit Index

               For the quarterly period ended March 31, 1995




            No.       Description                                        Page
           -----      -----------                                        ----

            11        Statement Regarding Computation of
                       Earnings Per Share  . . . . . . . . .              14

            27        Financial Data Schedule . . . . . . . .             15

                                   Exhibit 11


                       LUNAR CORPORATION AND SUBSIDIARIES
             Statement Regarding Computation of Earnings Per Share
                                  (Unaudited)

- - - - --------------------------------------------------------------------------------
                                  Three months ended        Nine months ended
                                March 31,    March 31,    March 31,    March 31,
                                  1995         1994         1995        1994

- - - - --------------------------------------------------------------------------------
Net income                     $1,767,387   $2,002,987   $5,083,312  $4,104,178
================================================================================
Weighted average shares
  outstanding                   5,283,415    5,208,802    5,256,585   5,202,055

Stock options calculated
  according to the treasury
  stock method                    609,828      506,235      592,241     471,701

Weighted average number of
  common and common-equivalent
  shares outstanding            5,893,243    5,715,037     5,848,826  5,673,756
================================================================================
Earnings per share                  $0.30        $0.35         $0.87      $0.72
================================================================================

[TYPE]         EX-27
[DESCRIPTION]  ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE]      5
[LEGEND]       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
               FROM FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 AND
               IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
               STATEMENTS.
[MULTIPLIER]   1,000

[PERIOD-TYPE]                      9-MOS
[FISCAL-YEAR-END]            JUN-30-1995
[PERIOD-END]                 MAR-31-1995
[CASH]                               521
[SECURITIES]                      17,572
[RECEIVABLES]                     22,684
[ALLOWANCES]                       1,100
[INVENTORY]                        6,025
[CURRENT-ASSETS]                  35,113
[PP&E]                             5,759
[DEPRECIATION]                     2,342
[TOTAL-ASSETS]                    53,044
[CURRENT-LIABILITIES]              6,873
[BONDS]                                0
[COMMON]                              53
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[OTHER-SE]                        46,118
[TOTAL-LIABILITY-AND-EQUITY]      53,044
[SALES]                           31,794
[TOTAL-REVENUES]                  31,794
[CGS]                             13,408
[TOTAL-COSTS]                     26,241
[OTHER-EXPENSES]                       0
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                    6,789
[INCOME-TAX]                       1,706
[INCOME-CONTINUING]                5,083
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                       5,083
[EPS-PRIMARY]                        .87
[EPS-DILUTED]                        .87