Form 10-Q/A
period 1995-03-31
LUNAR CORP
filed 1995-08-09
CIK 864906

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             AMENDMENT NO. 1
                               FORM 10-Q/A

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

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUNAR CORPORATION
                                   (Registrant)



Date:  August 7, 1995              Richard B. Mazess
---------------------              ---------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  August 7, 1995              Robert A. Beckman
---------------------              ----------------------------------
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

            27        Financial Data Schedule