Form 10-K
period 1995-06-30
LUNAR CORP
filed 1995-09-28
CIK 864906

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-K
      (Mark one)
      /x/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1995

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from            to
                                             ----------    ----------

                       Commission file number 0-18643

                                 Lunar Corporation
                          -----------------------------
              (Exact name of registrant as specified in its charter)

                 Wisconsin                                   39-1200501
  ----------------------------------------           --------------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

         313 West Beltline Highway
             Madison, Wisconsin                                53713
  ----------------------------------------           --------------------------
  (Address of principal executive offices)                   (Zip Code)

                  Registrant's telephone number:  (608) 274-2663
         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01 par value
                       ------------------------------------
                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---  ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 27, 1995, there were issued and outstanding 5,338,460 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $103,073,892 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lunar Corporation 1995 Annual Report to Shareholders (Parts I and
II)
Portions of Lunar Corporation Proxy Statement for its 1995 Shareholders Meeting to be held on November 17, 1995 (Part III)

                              LUNAR CORPORATION
                          -------------------------
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         For Year Ended June 30, 1995
                                                                        Page
Part I

Item 1         Business  . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .11

Item 4         Submission of Matters to a Vote of Security Holders . . . . .11

               Executive Officers of the Registrant. . . . . . . . . . . . .11

Part II

Item 5         Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . . . .13

Item 6         Selected Financial Data . . . . . . . . . . . . . . . . . . .13

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .13

Item 8         Financial Statements and Supplementary Data . . . . . . . . .13

Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . .13

Part III

Item 10        Directors and Executive Officers
               of the Registrant . . . . . . . . . . . . . . . . . . . . . .13

Item 11        Executive Compensation. . . . . . . . . . . . . . . . . . . .13

Item 12        Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . . . . .13

Item 13        Certain Relationships and Related Transactions. . . . . . . .13

Part IV

Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .14

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . .15

Report of Independent Auditors on Financial
  Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Schedule II - Valuation and Qualifying Accounts
  for each of the years ended June 30, 1995,
  1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Index of Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                                    PART I

ITEM 1.  BUSINESS
         --------
Introduction

     Lunar Corporation develops products for the diagnosis, monitoring, and treatment of osteoporosis and other metabolic bone diseases. Except as the context otherwise requires, as used herein the terms "Lunar" and the "Company" mean Lunar Corporation, its wholly owned subsidiaries Lunar GmbH, Lunar Europe, N.V., Bona Fide, Ltd., Continental Assays Corporation, and Lunar FSC, Inc., and its 86%-owned subsidiary, Bone Care International, Inc. ("Bone Care"). The Company develops and sells bone densitometers, which are specialized scanning systems used to aid in the diagnosis of bone disease by measuring the density of the bone. The Company is also the exclusive distributor in the United States of the Artoscan extremity Magnetic Resonance Imaging ("MRI") scanner. The Artoscan is manufactured by ESAOTE Biomedica SPA, a medical device company based in Italy. Bone Care continues its work on 1-alpha,D-2 as a treatment for secondary hyperparathyroidism in end-stage renal disease. The Company is also conducting early stage research on certain vitamin D analogues for the treatment of osteoporosis and psoriasis. The Company has no vitamin D or other drugs commercially available.

     Background on Osteoporosis

     Osteoporosis is a disease generally associated with ageing and characterized by excessive loss of bone mineral, resulting in decreased bone density over time. Demineralization weakens bone so that minor physical stress can cause debilitating fractures, usually in the wrists, hips, and spine.
These fractures can result in disfigurement, decreased mobility, and, in some cases, extensive hospitalization and chronic nursing home care.

     Osteoporosis is a major and growing public health problem in the United States and worldwide. In the United States, 25% of women over age 60 develop vertebral fractures related to osteoporosis, and as many as 50% of women will develop vertebral fractures by age 75. According to the National Institutes of Health, there are currently more than 10 million adults affected by osteoporosis in the United States. Factors contributing to bone loss include age- and sex-related hormonal changes, low calcium intake, excessive alcohol consumption, and certain drug therapies.

     An estimated 1.3 million osteoporosis-related fractures occur each year in the United States. The Scientific Advisory Board of the National Osteoporosis Foundation ("NOF") estimated the annual direct and indirect costs of osteoporosis-related fractures in the United States in 1984 to be over $7 billion, with the costs related to hip fractures being a major component of the aggregate cost. Without effective diagnosis and treatment, the medical and social consequences of such fractures will worsen as the population ages. Osteoporosis is at least partially preventable if individuals at the greatest risk of fracture are diagnosed and treated in the early stages.

     Diagnosis and Monitoring. Relatively few people are diagnosed in time for effective therapy since there are no obvious symptoms of osteoporosis in the early stages. Often the first symptom is a debilitating fracture. Studies show that bone mineral density is correlated highly with bone strength. Since bone strength is a determinant of an individual's susceptibility to fracture (along with the likelihood of sustaining sufficient trauma), bone mineral density indicates fracture risk. Bone mineral density can be measured with accuracy (referring to how well the scanners measure the actual bone density) and precision (referring to whether the scanners yield the same result upon multiple scans of the same bone) using dual-photon absorptiometry ("DPA") or dual-energy x-ray absorptiometry ("DEXA") techniques.

     Bone densitometer technology is based on the fact that bone absorbs x-ray photons at a different rate than does soft tissue. Photons are directed at the body, and their differential absorption is measured. Single-photon absorptiometry ("SPA") scanners have been available for approximately 20 years to measure bone density at the extremities, such as the forearm and heel bone. More recently, DPA and DEXA scanners have been developed to measure bone density in the spine and the hip, which are more clinically significant areas of the skeleton. SPA and DPA scanners employ a radioactive source; DEXA scanners generate radiation using a conventional x-ray tube. DEXA scanners are accurate, have a low precision error, are safe because they emit low radiation, have scanning times of approximately 5 minutes, and have a low operating cost.

     In recent years, ultrasound technology has been developed to measure the bone density of the heel bone. Ultrasound bone densitometers are less expensive than DEXA bone densitometers, and since they use nonionizing radiation, ultrasound bone densitometers encounter fewer regulatory and licensing requirements as compared to DEXA bone densitometers.

     Reimbursement. To achieve broad acceptance and qualify for third-party reimbursement, diagnostic products not only must be safe and efficacious, but also must be deemed cost-effective by public and private health care payors. Sales of bone densitometers are also dependent upon the level of reimbursement provided by public and private health care payors. Reimbursement for DEXA scans has been approved in several countries. Reimbursement for ultrasound scans is generally not provided by public health systems.

     In the United States, the Health Care Finance Administration ("HCFA") has been reviewing the status of reimbursement for DEXA scans. In December 1993, HCFA published proposed reimbursement rates for DEXA scans. However, HCFA has not set national policy at this time requiring the Medicare carriers to adopt reimbursement. However, all Medicare carriers (with the exception of one carrier in metropolitan New York) have elected to implement reimbursement for DEXA scans.

     While many private insurance carriers have elected to provide reimbursement for DEXA scans, a significant number of private carriers, including many of the Blue Cross/Blue Shield organizations in the most populous states, do not currently provide reimbursement for DEXA scans. California and Texas have passed legislation requiring that all private insurance carriers cover DEXA scans. The Company believes that if HCFA decides to set a national policy requiring reimbursement for DEXA scans throughout the United States, those private carriers not covering DEXA might reconsider their policy.

     Therapies. The demand for bone densitometers sold by the Company is dependent on the availability of therapies for the treatment of postmenopausal osteoporosis. The Company does not sell any of the therapies discussed in this subsection.

     Estrogen replacement therapies ("ERT") are approved for marketing and sale in the United States for the treatment of postmenopausal osteoporosis. ERT is currently believed to be an effective means to prevent bone loss and related fractures, but does not stimulate bone formation. In the United States, ERT most often is used to relieve symptoms related to menopause; however, usage for osteoporosis is steadily increasing.

     Calcitonins are approved for marketing and sale in the United States for the treatment of osteoporosis. Calcitonins seem to prevent further bone loss, but do not stimulate bone formation. Miacalcin nasal spray, by Sandoz Pharmaceuticals, is a nasal delivery formulation which was approved for sale by the FDA in the United States in 1995.

     Bisphosphonates have not been approved for marketing and sale in the United States for the treatment of osteoporosis. Certain bisphosphonates, such as etidronate and alendronate, have shown promise in halting, and possibly reversing, bone loss when administered with calcium supplements. Studies have shown that these bisphosphonates, when administered with calcium supplements, appear to inhibit bone resorption without interrupting normal bone formation, thereby increasing bone mass and possibly reducing vertebral fractures. These bisphosphonates do not, however, directly stimulate bone formation. Merck & Co., Inc., has developed a bisphosphonate called Fosamax. The FDA is currently considering approving this drug for treatment of osteoporosis in the United States. An FDA advisory panel has reviewed Fosamax and recommended it for approval.

     Calcium supplements have not been approved for marketing and sale in the United States for the treatment of osteoporosis. Calcium supplements are often recommended for postmenopausal women, but evidence of their efficacy in treatment and prevention of osteoporosis is controversial. Calcium supplements are also recommended for use with bisphosphonates and ERT.

     Fluoride preparations have not been approved for marketing and sale in the United States for the treatment of osteoporosis. Fluoride preparations are known to increase bone density in the spine (the most common site of osteoporosis fractures), but have little effect on bone density in the hip (the most debilitating site of osteoporosis fractures). A recent clinical trial on time-released sodium fluoride demonstrated a positive effect on spinal bone density in those patients studied.

     In Japan and Europe, there is an active market for osteoporosis therapies. In Japan, available therapies include vitamin D-3 compounds, calcitonin, and ipriflavone. In Europe, available therapies include estrogens, calcitonins, vitamin D-3 compounds, ipriflavone, and sodium fluoride. Vitamin D-3 compounds, primarily 1-alpha-D-3, which are available in Japan and Europe, are activated by the body into hormones which help regulate blood levels of calcium required for essential body functions, including normal bone growth. Studies have shown that low dosages of 1-alpha-D-3 have little efficacy as an osteoporosis therapy, but at higher dosages, bone mineral content increased and bone fracture rates decreased.

The Company's Products

     Bone Densitometer Systems

     The first commercial bone densitometers utilized SPA, a method which was developed at the University of Wisconsin - Madison, Department of Medical Physics, by investigators including Drs. Richard B. Mazess, James Sorenson, and John Cameron. SPA, which uses photons at a single-energy level, became commercially available in 1972 and was widely utilized in research. During the 1970s, Dr. Richard B. Mazess, James A. Hanson, Philip Judy, Walter Peppler, Charles Wilson, and other researchers at the University of Wisconsin - Madison, Department of Medical Physics, developed a DPA scanner which used photons of two energy levels. Dr. Mazess organized Lunar to focus on the diagnosis and monitoring of osteoporosis and to market bone densitometers using DPA. Lunar sold approximately 700 DPA scanners from 1981 to 1988, which the Company believes constituted a majority of the worldwide sales of DPA scanners during that period. In June 1988, Lunar introduced its DEXA system, the DPX, which replaced the radioactive source with an x-ray source thereby allowing for faster scan times and improved precision. In March 1990, Lunar began shipping the DPX-L, an enhanced version of the DPX. In February 1991, Lunar began shipping the DPX--alpha, a smaller "compact" version of the DPX-L, designed for clinics and private hospitals. In October 1991, Lunar began international shipment of the Achilles ultrasound device, a lower-cost bone densitometer which uses ultrasound technology to measure the bone density of the heel bone. In 1993, the Company commercially introduced the EXPERT, a high-end imaging bone densitometer. The Company recently introduced the DPX-SF, the smallest spine/femur DEXA densitometer. DPX-SF is compact and mobile, yet produces the precise AP spine and proximal femur scans preferred by researchers and clinicians.

     The DPX product line is sold to leading medical institutions, hospitals, and radiological and other specialty group practices. Pharmaceutical companies and orthopedic implant manufacturers investigating bone also purchase systems for research and clinical trials.

     Historically, densitometry has used ionizing radiation, which is carefully regulated in the United States and most nations in the world. The Company's researchers have investigated the possibility of using ultrasound rather than x-rays or radioisotopes for more than five years. In 1991, this research culminated in development of the reliable and relatively low-cost Achilles densitometer. In 1995, the Company introduced the Achilles+. This new ultrasound densitometer has the same performance features as its predecessor with increased ease of operation and reduced patient measurement time.

     The development of an ultrasound bone densitometer enables diverse medical specialties, such as endocrinology, gynecology, and family practice, to make use of densitometry. The Achilles can measure bone using either speed of sound or broadband ultrasound attenuation. It is the first densitometer to combine both of these ultrasound measurements in one device. Although leading researchers have recognized the safety and efficacy of our ultrasound technique, the FDA is requiring that the Company conduct clinical trials before allowing commercial sales in the United States. This process is scheduled to begin during fiscal 1996. The Company is currently marketing the Achilles in select international countries.


     In 1993, the Company commercially introduced the EXPERT imaging densitometer. The EXPERT is an improvement on previous densitometers because of its better speed (10X faster) and spatial resolution (3X finer). The EXPERT uses a high-capacity x-ray tube with a rotating anode and a solid-state, high-resolution detector. The spatial resolution with the EXPERT is at least two to three times that of existing densitometers, allowing it to provide much better images. This enables the physician to identify artifacts that may be in the field and to exclude them if need be. It also provides better visual identification of the region of interest and eliminates anatomical blurring at key areas (for example, the intervertebral spaces.)

     In addition, the imaging capability of the EXPERT allows determinations of the entire lateral spine to be achieved in less than a minute. This can be done with the patient lying comfortably in the supine position because the EXPERT's C-arm can be rotated under motor control for lateral imaging. Morphometry of individual vertebra can be readily done with standardized, semiautomated algorithms. EXPERT morphometry, compared to conventional radiographs, provides uniformity in geometry; there is no distortion along the axis of the spine, leading to exact values for vertebral height. The Company has received United States patents covering morphometry on densitometers, and has applied for similar patents in Europe and Asia.
     During fiscal year 1995, the Company could not meet customer demand for the EXPERT because its detector supplier was unable to meet the Company's purchase requirements. Moreover, many of the Company's distributors around the world were forced to delay promotional activities for the EXPERT because it was not available. In recent months, the Company's engineers have worked closely with the detector vendor toward solving several production difficulties. The Company now believes that it has identified and resolved the major issues, although detector production has not yet reached desired levels. The Company expects to meet customer demand and aggressively promote the EXPERT commencing in the second quarter of fiscal 1996.

     Export clearance for the Company's products varies by country. Generally if Food and Drug Administration (FDA) 510(k) or premarket approval is received in the United States, there are no other export clearances required. Even in the absence of the FDA clearances, many countries generally only require the company to comply with safety standards. An exception to the above requirements is Japan which requires Ministry of Health and Welfare approval.

     Customers, Sales, and Marketing. Lunar's bone densitometers are sold to leading medical institutions, hospitals, pharmaceutical companies active in the field of bone mineral metabolism, and radiological and other specialty group practices. Lunar densitometer sales are dependent upon competition, reimbursement levels, and availability of therapies on a country-by-country basis. Lunar bone densitometers carry a one-year warranty. Extended service contracts are also available.

     In the United States, Lunar markets and sells its bone densitometers through a direct sales force and one independent sales representative. As of June 30, 1995, Lunar had 62 employees engaged in marketing, sales support, and service.

     Outside of the United States, Lunar markets and sells its bone densitometers primarily through independent distributors, all of whom offer sales and technical support. Employees of these distributors have undergone product and technical training related to the Company's systems. The Company's wholly owned German and Belgian subsidiaries provides direct sales and service support to German and Belgian customers. The Company also maintains offices in Brussels, Belgium, and Sydney, Australia, to support its distributors with marketing, sales support, and service.

     Lunar markets its bone densitometers through advertising in medical journals, direct mailings of brochures, attendance of and presentations at medical seminars and trade shows, and personal visits by sales representatives with customers.

     No individual end user accounted for more than 2% of Lunar's sales for the fiscal year ended June 30, 1995. For the years ended June 30, 1993, 1994, and 1995, approximately 78%, 75%, and 73% of sales, respectively, were to customers located in foreign countries. For the fiscal year ended June 30, 1993, no one distributor represented 10% of total sales. For the fiscal years ended June 30, 1994 and 1995, sales to the Company's distributor in Japan accounted for 17% ($5,086,848) and 21% ($9,170,611) of the Company's sales in the respective years. Since a significant amount of the Company's sales are made to distributors, the loss at any time of a distributor accounting for 10% or more of the Company's sales could have a material adverse effect on the Company.

     As of June 30, 1995, substantially all of the Company's backlog was deliverable within 120 days. Orders included in backlog may generally be canceled or rescheduled by customers, without significant penalty, and therefore cannot be considered firm. Also, the Company's revenues tend to be somewhat seasonal, generally being lower in the first fiscal quarter due primarily to lower activity in Europe in the summer months.

     Manufacturing. Lunar's manufacturing operations consist primarily of assembly, testing, and quality control. Lunar purchases a majority of the parts and peripheral components for its systems and manufactures certain subsystems, such as the x-ray tube head, from basic components. Parts and materials are generally readily available from several supply sources.

Vitamin D Drugs for Metabolic Bone Diseases and Other Indications

     Coordinated pharmaceutical development programs are ongoing within Lunar and its two subsidiaries, Bone Care and Continental Assays Corporation which are focused on inventing, developing and out-licensing new vitamin D drug products for the treatment of (1) secondary hyperparathyroidism in end-stage renal disease, (2) osteoporosis and other metabolic bone diseases, and (3) psoriasis.

     Lunar's strategy is to conduct early stage development on promising vitamin D compounds and to license them to larger pharmaceutical companies which will obtain approval for and market these compounds in their geographic areas.

     Presently, Lunar is developing several new vitamin D drugs, including the following compounds:

     One-Alpha D-2

     Development Status: Since 1987, Lunar, through its 86% owned subsidiary Bone Care, has been investigating the safety and efficacy of 1 alpha hydroxyvitamin D-2 ("1-alpha-D-2") in the treatment of osteoporosis and secondary hyperparathyroidism in end-stage renal disease. A Phase 1 clinical trial completed in osteoporotic women in 1992 indicated that 1-alpha-D-2 increased spinal bone density by 2.5% and femur bone density by 2.2% over 24 months as compared to patients who received placebo. However, the Company's license partners decided to terminate their respective license agreements with Lunar, effectively eliminating outside funding for future osteoporosis clinical trials.

     At this time, Lunar has decided not to independently fund additional osteoporosis clinical trials. Instead, Lunar is funding Phase 2 studies on 1-alpha-D-2 to investigate its effectiveness in treating secondary hyperparathyroidism in end-stage renal disease.

     The estimated time to a New Drug Application ("NDA") filing in the United States for this drug is three years, and the estimated total development costs are estimated to be $2,500,000. The Company is actively seeking pharmaceutical company license partners to fund the Phase 3 trials. There is no assurance that the Company's 1-alpha-D-2 compound will receive the necessary regulatory clearances, the time or expense that ultimately will be involved, or whether this drug will become commercially successful.

     Secondary Hyperparathyroidism in End-Stage Renal Disease Market: In the United States, end-stage renal disease afflicts approximately 190,000 individuals, and the annual increase approximates 10%. Mild to moderate renal insufficiency occurs in more than 500,000 individuals. A comparable prevalence of renal disease is observed in Europe. Oral and intravenous 1,25-D-3 are approved for treatment of end-stage renal disease in the United States and in Europe. In addition, oral 1-alpha-D-3 is approved throughout Europe, but not in the United States. The Company estimates the combined United States and European sales of these vitamin D analogues are approximately $150,000,000.

     Scientific Background: In renal disease, there is a progressive loss of kidney cells, the primary site for the synthesis of 1,25-D-3. In addition, the loss of kidney function leads to retention of excess phosphorus which reduces the production of 1,25-D-3. These two effects account for the low serum levels of 1,25-D-3 commonly found in patients with mild to end-stage renal disease.

     Reduced serum levels of 1,25-D-3 cause increased, and ultimately excessive, secretion of parathyroid hormone ("PTH"). Elevated PTH leads to markedly increased bone turnover and renal osteodystrophy. The reduced 1,25-D-3 also can cause muscle weakness and growth retardation with skeletal deformities (most often in pediatric patients).

     The aim of 1,25-D-3 replacement therapy (either oral or intravenous) in end-stage renal disease is to reduce elevated PTH levels. 1,25-D-3 controls the intestinal absorption of dietary calcium, the conservation of calcium by the kidney, and if necessary, the mobilization of calcium from the skeleton. In addition, it appears to act directly on bone cells to stimulate skeletal growth, and on the parathyroid glands to suppress PTH secretion. Preliminary data from the Company's clinical trial indicate that 1-alpha-D-2 is effective in reducing PTH levels in patients with end-stage renal disease.

     LR-103 for Psoriasis

     Development Status: In the course of investigating new antiosteoporosis drugs, Lunar's scientists discovered a previously unknown natural metabolite of vitamin D, known as LR-103. This metabolite has chemical and biological properties which are closely similar to calcipotriol, a drug recently approved by the FDA for treatment of psoriasis. Lunar believes this newly discovered metabolite has potential for development as a therapy for psoriasis. Lunar has filed for compound patent coverage in the major world markets.

     Lunar has conducted preclinical research on LR-103 at major universities and at GLP contract laboratories to evaluate its antiproliferative activity, toxicity, metabolism and pharmacokinetics relative to calcipotriol and 1,25-D-3. Results from this research show that LR-103 is comparable to calcipotriol in antiproliferative activity and toxicity, but superior with regard to metabolism and pharmacokinetics. The observed differences between the compounds, when exploited through proper formulation, could position LR-103 as an improved, second-generation competitor to calcipotriol. Currently, an Investigative New Drug ("IND") application for LR-103 is planned for 1996.

     Psoriasis Market: Psoriasis is a chronic disease which most often affects only the skin. It is estimated to affect more than 2,500,000 individuals in the United States. A similar prevalence rate is observed in Europe. Psoriasis is characterized by thickened, scaly and reddened patches of skin, usually on the scalp, arms, and legs (especially the elbows, knees, and shins). The disease affects people of all ages, with most exhibiting mild or moderate lesions.

     Treatments for psoriasis include corticosteroids, coal tars and tar derivatives, ultraviolet B light therapy and, in severe cases, the anticancer drugs methotrexate and hydroxyurea. The National Psoriasis Foundation reports that most individuals consider these treatments to be marginally inconvenient and effective.

     Because of patient dissatisfaction with approved therapies, a number of new therapeutic approaches are being studied, including topical vitamin D-3 drugs and cyclosporine. Certain vitamin D-3 drugs, namely 1,25-D-3, 1-alpha-D-3, and calcipotriol, have been found effective in controlled clinical studies, but only calcipotriol has been approved in the United States. The Company estimates worldwide sales of calcipotriol were approximately $100,000,000 in 1994.

     Scientific Background: Immature skin cells (keratinocytes) possess proteins, known as the vitamin D receptors, which selectively recognize 1,25-D-3 and related vitamin D compounds. In vitro studies have demonstrated that the vitamin D receptors, when exposed to 1,25-D-3 or related compounds, cause keratinocytes to produce an array of biochemical markers associated with normal cellular differentiation. The studies also have shown that these vitamin D compounds strongly inhibit abnormal keratinocyte proliferation.

     Other New Drugs for Psoriasis and Cancers

     Development Status: Lunar's scientists have designed several new vitamin D compounds which have potential application to treating psoriasis and certain cancers. These have been synthesized and are currently undergoing early preclinical testing. Patent applications have been filed globally on all compounds.

Magnetic Resonance Imaging System

     On September 21, 1993, the Company signed an exclusive distributor agreement with ESAOTE Biomedica Spa, a medical device manufacturer based in Italy, to distrbute the Artoscan dedicated MRI system in the United States and Canada. The Artoscan is a specialized MRI scanner suitable for imaging extremities such as knees, wrists, and ankles. The Company sells the Artoscan in the United States for less than $400,000, which is significantly below competitive whole body MRI systems. The Company believes that this lower price, and the fact that installation and siting costs associated with the Artoscan are minimal may be attractive to radiologists, orthopedists, sports medicine specialists, and other MRI users to buy the product. Under the agreement with ESAOTE Biomedica, Lunar is required to meet certain minimum annual purchase commitments.

Patents and Proprietary Rights

     Lunar relies upon know-how, trade secrets, trademarks and copyrights, and patents to protect technology which it considers important to the development of its business.

     In the pharmaceutical industry, patent protection exists for the chemical composition of a drug, the process for making a drug, and the use of a drug. A compound patent generally affords the broadest protection as it protects the chemical composition of the drug itself. A compound patent gives the patent owner the right to exclude others from making, using, or selling drugs having or containing the patented chemical composition. A process patent only protects a particular process employed for making a drug. Other processes may be available which are not covered by the process patent and which could be used by competitors to make the same drug without infringing the process patent. A use patent only protects a particular use of the drug. The drug may be approved for other uses which are not covered by the use patent. A competitor may thus sell the drug for such other approved uses without infringing the use patent.

     In the United States, United Kingdom, France, Australia, and other countries, the Company has received use patents for 1-alpha-D-2 relating to the Company's discovery of lower toxicity of the compound in humans. Counterpart applications are pending in most other major pharmaceutical markets. In addition, the Company has pending applications for patents covering various synthetic methods for manufacturing 1-alpha-D-2.

     Lunar has issued patents and pending worldwide patent applications relating to its other proprietary vitamin D compounds, methods of synthesizing these compounds, and methods of using its compounds to treat a variety of disease states.

     Although the Company believes patents are not critical in protecting its competitive advantage in x-ray bone densitometry, it has obtained a number of United States patents relating to its technology. A United States patent has issued to the Company on the Company's patient position holder which is used to perform lateral scans of the spine with the patient in the lateral decubitus position. A foreign counterpart application is pending in Europe. The Company has received a United States patent relating to the measurement of bone mineral density in bone adjacent to a prothesis. Several United States patents have issued which are related to the Company's new EXPERT densitometer. Two of these patents relate to the morphometric capabilities of EXPERT, and a more recent United States patent relates to EXPERT's ability to identify osteophytes. Foreign counterpart applications are pending for all of these patents. The Company has received an allowance for a United States design patent relating to the design of its EXPERT densitometer.

     The Company has had issued a number of United States patents relating to various aspects of its ultrasound bone densitometry technology. Foreign counterparts to these United States patents are pending in Europe and Japan.

     The Company has obtained United States and foreign trademark registrations for "LUNAR," "DPX," and "Achilles." Applications for trademark registration are being sought worldwide for "EXPERT" and "LUNAR Expert."

     The Company claims international copyright in its software, user's manuals, customer brochures, and advertising materials.

     The Company requires its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship with the Company. The agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by the individual during his employment and relating to the business of the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     For information regarding patent litigation, see Item 3 below.

Competition

     Bone Densitometry

     The medical instrumentation industry is highly competitive and characterized by continual change and improvement in technology. Many of the companies in the medical instrumentation industry have significantly greater manufacturing, marketing, and financial resources than the Company. To date, the market for bone densitometer systems has been characterized by companies such as Lunar which specialize in instruments for bone density measurement.

     Hologic, Inc., based in Massachusetts, and Ostech B.V., based in Switzerland, the parent company of Stratec Medizintechnik GmbH and Norland Corporation, based in Fort Atkinson, Wisconsin, sell bone densitometer scanners which compete directly with the DPX. Two Japanese companies and an Italian company are developing or have introduced x-ray bone densitometers in their respective countries. Lunar expects additional competitors to enter the bone densitometry market, both in the United States and foreign countries. Competition has intensified as new models have been introduced by competitors.

     DEXA scanners compete with specially equipped computer tomographic ("CT") scanners which can make bone density measurements of the spine. Lunar believes the use of CT scanners for measuring bone density will remain limited because of its higher radiation exposure to patients, higher examination expense, and lower precision and accuracy. In addition, there are other noninvasive bone density measurement methods currently on the market and under development.

     At least three companies have commercially introduced devices which compete with the Lunar Achilles ultrasound bone densitometer. Lunar is aware of several other companies developing ultrasound bone densitometers.

     In addition to competition from other medical equipment manufacturers and devices, biochemical markers have gained increased interest among researchers for the detection of high bone turnover which can lead to osteoporosis. Such markers could be used as an adjunct to bone densitometry.

Therapies

     In the United States, numerous therapies are approved for indications targeted by Lunar's research and development, and many more are under active development. Estrogen replacement therapy (oral and transdermal) and calcitonin (nasal and injectable) are approved for osteoporosis; anthralin, corticosteroids, coal tars, ultraviolet B light therapy, etretinate and calcipotriol (an analogue of vitamin D-3) are approved for psoriasis. Bisphosphonates, ipriflavone, calcitriol, antiestrogens, and other new drugs are under development for osteoporosis; cyclosporine, methotrexate, protein kinase C inhibitors, various analogues of vitamin D-3, and other new drugs are under development for psoriasis. Many of these products may receive earlier regulatory approval or may be more effective than Lunar's products.

     Large pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing, and their substantially greater financial and other resources may be the Company's strongest competitors in the market for osteoporosis therapies. Furthermore, colleges, universities, governmental agencies, and public and private research organizations may conduct research and market competitive osteoporosis therapies either alone or in conjunction with partners such as pharmaceutical companies. Such institutions and organizations have become more active in seeking patent protection and licensing arrangements to collect royalties for use of technology they have developed. These organizations and institutions also compete with the Company in attracting and retaining highly qualified scientific and management personnel.

     If the Company is successful in developing its vitamin D compounds and gaining regulatory approval, the products will have to compete for market acceptance and market share with other approved therapies. An important factor in such competition may be the timing of market introduction of competitive therapies. Accordingly, the relative speed with which the Company, or its licensees, can develop these compounds, complete the clinical testing and approval processes, and supply commercial quantities of finished products to the market is expected to have an important impact on the Company's competitive position. In addition, competition among approved therapies approved for sale may be based, among other things, on efficacy, safety, reliability, price, and patent protection.

Regulation

     Bone Densitometry

     The Company's bone densitometry devices are subject to regulation by the FDA and by many foreign governments. Under the United States Food, Drug, and Cosmetic Act ("FDA Act"), manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging, and marketing of medical devices. The DPX is also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing, and product labeling requirements for devices using radiation, such as x-rays. Lunar believes it is in compliance in all material respects with these various laws and regulations.

     The FDA generally must register the commercial sale of new medical devices. Commercial sales of the Company's bone densitometry devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of premarket approval for a particular medical device. The Section 510(k) notification filing must contain information which establishes that the device is substantially equivalent to a legally marketed device or to a device which was marketed prior to May 28, 1976. The FDA may either deny the Section 510(k) submission or require further information within 90 days of submission. Commercial marketing of the device cannot begin until the 510(k) submission is cleared by the FDA. Because of backlog presently existing in the FDA, 510(k) clearance now takes on the average longer than 90 days. The premarket approval procedure involves a more complex and lengthy review process by the FDA than the Section 510(k) premarket notification procedure. The following table summarizes FDA Section 510(k) clearance received by Lunar during the last 10 years:

     DPX Bone Densitometer                   June 1988
     DPX Total Body Software                 June 1989
     Population Reference Data               April 1990
     DPX-L/DPX--alpha Bone Densitometers     December 1990
     Lateral Spine Software                  August 1991
     Forearm                                 February 1992
     Orthopedics                             February 1992
     EXPERT Bone Densitometer                April 1995
     Morphometry Software                    May 1995

       Lunar believes new products being developed in the DPX and EXPERT product line will be eligible for a Section 510(k) marketing clearance; however, the Achilles ultrasound densitometer will require premarket approval by the FDA in the United States. Lunar plans to begin this process during fiscal year 1996.

     Lunar is also subject to regulation by the Nuclear Regulatory Commission ("NRC") as a result of its manufacturing of medical devices which use radioactive materials and through its storage and handling of radioactive materials used in the testing of such medical devices. The NRC regulates the type, amount, form, storage, use, disposal, and handling of such radioactive materials. Licenses from the NRC must be renewed every five years. Lunar has in place a Radiation Safety Program and believes it is in compliance in all material respects with NRC regulations.

     The Company's product line is subject to approval by certain foreign regulatory and safety agencies. Lunar believes it is currently in compliance with all regulations in foreign countries applicable to its business.

     As a manufacturer of medical devices, Lunar is subject to certain FDA regulations which relate to its manufacturing processes and facilities, and these processes and facilities are subject to continuing review by the FDA. Lunar has had several FDA on-site inspections and has complied with FDA regulations. Most states and certain foreign countries monitor and require licensing of x-ray devices, such as DEXA scanners. Federal, state, and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. Lunar cannot predict what impact, if any, such changes might have on its business.

     Therapies

     The research, development, production, and marketing of drugs are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and foreign countries. In the United States, the FDA Act and other federal and state statutes and regulations govern or influence the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of drugs. The steps required before a drug may be marketed in the United States generally include preclinical studies, FDA approval of an IND before clinical studies may commence, and FDA approval of an NDA prior to marketing. Preclinical studies are conducted in laboratory animals to evaluate the potential efficacy and safety of a drug.
The results of preclinical studies are submitted as part of the IND. Human clinical studies typically involve a three-phase process. Phase 1 studies include the initial introduction of the drug into humans, and are designed to determine the metabolic and pharmacologic actions of the drug in humans, including the side affects associated with increasing doses, and if possible, to gain early evidence on efficacy. Phase 2 studies evaluate the efficacy of the drug in patients with the disease and determine the side affects and risks associated with the drug. Phase 3 studies test for efficacy and safety in an expanded clinical population to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. In March 1988, the Company filed an IND for 1-alpha-D-2 with the FDA; FDA clearance was received and Phase 1 clinical studies in an osteoporotic population began in April 1988. Phase 2 clinical studies in patients with secondary hyperparathyroidism in end-stage renal disease are near completion.

     The Company is subject to various foreign regulatory requirements governing the research, development, production, and marketing of drugs. Approval of a drug by comparable regulatory authorities of foreign countries must be obtained prior to marketing the drug in those countries.

     The process of obtaining FDA and foreign regulatory approval is costly and time-consuming. There can be no assurance any approval will be granted on a timely basis, if at all.

     The Company is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Lunar believes its current operations comply with all currently applicable environmental laws and regulations. Lunar's expenditures for environmental compliance have not had, nor are they expected to have, a material adverse effect on the Company.

Research and Development

     As of June 30, 1995, the Company had 44 employees engaged in research and development. During fiscal 1993, 1994, and 1995, Lunar's research and development expenses were $3.3 million, $2.7 million, and $4.3 million, respectively.
Product Liability Insurance

     The Company maintains product liability insurance and considers its current level of product liability insurance coverage to be adequate. While the Company has not experienced any material product liability claims to date, if such claims arise in the future, they could have a material adverse effect on the Company.

Employees

     As of June 30, 1995, Lunar had 191 full-time employees, including 55 in manufacturing operations; 44 in research and development; 78 in marketing, sales support, and service; and 14 in finance and administration. None of the Company's employees is represented by a union. The Company considers its employee relations to be excellent.

Glossary of Defined Terms

1-alpha-D-2 - one alpha hydroxyvitamin D-2
Bone Care - Bone Care International, Inc.
CT - computer tomographic
DEXA - dual-energy x-ray absorptiometry
DPA - dual-photon absorptiometry
EPO - European patent office
ERT - estrogen replacement therapies
FDA - Food and Drug Administration
FDA Act - United States Food, Drug, and Cosmetic Act
GLP - good laboratory practices
HCFA - Health Care Finance Administration
Hologic - Hologic, Inc.
IND - investigational new drug
MRI - magnetic resonance imaging
NDA - new drug application
NOF - National Osteoporosis Foundation
NRC - Nuclear Regulatory Commission
PTH - parathyroid hormone
SPA - single-photon absorptiometry
WARF - Wisconsin Alumni Research Foundation

ITEM 2.  PROPERTIES
         ----------
     The Company occupies a building of approximately 70,000 square feet on approximately 3 acres in Madison, Wisconsin. The Company's facilities were acquired in 1986. During fiscal year 1994, the Company spent approximately $1,120,000 to construct a 30,000-square-foot addition to its existing building. The Company also leases office facilities in Germany and Belgium.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
     Patent Litigation: During fiscal 1995, the Company was involved in patent litigation with Hologic, Inc., a Massachusetts-based competitor. On September 26, 1995, the Company announced that an agreement in principle was reached with Hologic to settle several ongoing commercial and patent disputes between the two companies. A trial of one of the patent disputes that began September 25, 1995 in Madison has been provisionally dismissed while the parties finalize terms of the definitive settlement agreement. The preliminary agreement provides for certain continuing payments between the companies related to future sales, the net effect of which Lunar does not believe will be material to its revenues or earnings.

     Other Matters: The Company is a defendant from time to time in actions arising out of its ordinary business operations. There are no legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the financial condition of the Company. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate, or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------
     None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
     As of September 22, 1995, the executive officers of the Registrant are as follows:

Name                               Age       Title
----                               ---       -----
Richard B. Mazess, Ph.D.           56        President

James A. Hanson, Ph.D.             45        Vice President - Marketing

Gregory M. Johnson                 50        Vice President - Sales

Robert A. Beckman                  41        Vice President - Finance

Carl E. Gulbrandsen, Ph.D., J.D.   48        Corporate General Counsel
                                               and Secretary

Charles W. Bishop, Ph.D.           43        Vice President - Bone Care
                                               International, Inc.

     Dr. Richard B. Mazess, the founder of the Company and Bone Care, has been President and a director of the Company since its inception, and President, Treasurer, and a director of Bone Care since its formation in 1986. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin - Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968. Dr. Mazess has authored over 100 scientific publications on bone, bone measurement, and body composition; he also has edited several books and has served on the editorial boards of several medical journals. Dr. Mazess has organized various international scientific meetings on bone measurement and osteoporosis.

     Dr. James A. Hanson, Vice President of Marketing, joined the Company in September 1984. From July 1980 to August 1984, Dr. Hanson was on the faculty of the Department of Radiology at the University of Washington, Seattle, Washington, and from 1979 to 1980, he was a Researcher at the University of Wisconsin - Madison, Department of Medical Physics.

     Gregory M. Johnson, Vice President of Sales, joined the Company in July 1987. Mr. Johnson has held various other sales and marketing positions with other companies in the medical industry, including EBI Medical Systems, Inc. (orthopedic devices), the Roerig Division of Pfizer Pharmaceuticals and Smith Laboratories, Inc. (pharmaceutical companies), Travenol Laboratories, Inc. (cardiopulmonary products), and Varian Associates (ultrasound and radiation therapy devices).

     Robert A. Beckman joined the Company in June 1986 as Controller, has been Vice President of Finance since 1987, and a director of Bone Care International, Inc., since 1989. From September 1985 to May 1986, Mr. Beckman served as President of Medical Acquiring Corporation based in Wheeling, Illinois, a company founded by a group of investors which acquired a Florida company providing various services to nursing homes in that state. From June 1983 to August 1985, Mr. Beckman was Vice President and Treasurer of Viridian, Inc., a company which developed and marketed a proprietary line of enteral feedingproducts. Mr. Beckman is a Certified Public Accountant.

     Carl E. Gulbrandsen, Ph.D., J.D., joined the Company in 1992 as Corporate General Counsel and Secretary. From 1989 until 1992, Dr. Gulbrandsen was a partner in the law firm of Stroud, Stroud, Willink, Thompson & Howard of Madison, Wisconsin, where he specialized in patent law. From 1987 until 1989, Dr. Gulbrandsen was a partner in the Madison office of Haight & Hofeldt, a patent litigation firm based in Chicago, Illinois. Dr. Gulbrandsen received his J.D. degree in 1981 from the University of Wisconsin School of Law and his Ph.D. degree in physiology from the University of Wisconsin - Madison in 1978.

     Dr. Charles W. Bishop joined the Company in September 1987 as Project Director and was named Project Director of Bone Care in January 1989. Dr. Bishop has been a director of Bone Care since 1989, and has served as a Vice President since March 1990. Prior to joining the Company, Dr. Bishop worked as a Group Leader in the Health Care Division of the Procter & Gamble Company.
Dr. Bishop received a Ph.D. degree in Nutritional Biochemistry from VPI and completed a four-year NIH Postdoctoral Fellowship in Biochemistry at the University of Wisconsin - Madison.

     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         -------------------------------------------------------------

     Information required by this item is included on page 18 of the Lunar Corporation 1995 Annual Report to Shareholders under the caption "Investor
Information: Market Prices and Dividends," which is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
     Information required by this item is included on pages 13 through 14 of the Lunar Corporation 1995 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data," which is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------
     Information required by this item is included on pages 15 through 18 of the Lunar Corporation 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis," which pages are hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
     Information required by this item is included on pages 19 through 32 of the Lunar Corporation 1995 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------
     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
      The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1995 Shareholders Meeting to be held on November 17, 1995 ("Proxy Statement") under the caption "Purposes of the Meeting - Election of Directors" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year. Information with respect to executive officers of the Company appears at the end of Part I, page 13 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
      The Company incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation," other than the information included in the Proxy Statement under the sub-caption "Board of Directors Report on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
      The Company incorporates by reference the information included in the Proxy Statement under the caption "Securities Beneficially Owned by Principal Shareholders, Directors, and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
     None


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------
(a)  1 and 2.  Financial statements and financial statement schedule

     Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 17 hereof.

     3.  Exhibits

     Reference is made to the separate exhibit index contained on page 21 through 22 hereof.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1995.

                              LUNAR CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                         FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                  Page(s) in
as part of this report:                                         Annual Report*

(1)  Financial Statements:
          Independent Auditors' Report . . . . . . . . . . . . . . . . 32 (AR)

     Consolidated Balance Sheets at
          June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .20-21 (AR)

     Consolidated Statements of Income
          for the years ended June 30, 1995,
          1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . 19 (AR)

     Consolidated Statements of
          Shareholders' Equity for the
          years ended June 30, 1995,
          1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . 22 (AR)

     Consolidated Statements of Cash Flows
          for the years ended June 30, 1995,
          1994, and 1993 . . . . . . . . . . . . . . . . . . . . . .23-24 (AR)

     Notes to Consolidated Financial Statements  . . . . . . . . . .25-31 (AR)

---------------
*Incorporated by reference from the indicated pages of the Lunar Corporation 1995 Annual
Report to Shareholders.


                                                                     Pages in
(2)  Financial Statement Schedule:                                   Form 10-K

     Report of Independent Auditors on
          Financial Statement Schedule . . . . . . . . . . . . . . . . . . .18

     Schedule II - Valuation and Qualifying
          Accounts for each of the years ended
          June 30, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . .19

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE








The Board of Directors and Shareholders
Lunar Corporation:

Under date of August 4, 1995, we reported on the consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
August 4, 1995

                                                                   Schedule II

LUNAR CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts


-------------------------------------------------------------------------------

                               Additions
                          Balance   Charged               Other
                             at        to      Charged   Charges   Balance
                         Beginning Costs and  to Other     Add      at End
Description               of Year   Expenses   Account  (Deduct)   of Year

-------------------------------------------------------------------------------

For the year ended June 30, 1995:
  Allowance for
   doubtful accounts      $900,000  $250,000       -         -    $1,150,000

For the year ended June 30, 1994:
  Allowance for
   doubtful accounts      $700,000  $200,000       -         -      $900,000


For the year ended June 30, 1993:
  Allowance for
   doubtful accounts      $500,000   389,134       -  $(189,134)(1) $700,000



(1)Bad debts written off

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LUNAR CORPORATION

Date:  September 22, 1995          By:  Richard B. Mazess
                                        ------------------------------
                                        Richard B. Mazess, Ph.D.
                                        President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name


Richard B. Mazess                  President and            September 22, 1995
------------------------------     Director (Principal
Richard B. Mazess, Ph.D.           Executive Officer)

Robert A. Beckman                  Vice President of        September 22, 1995
------------------------------     Finance (Principal
Robert A. Beckman                  Financial and
                                   Accounting Officer)

Samuel E. Bradt                    Director                 September 22, 1995
------------------------------
Samuel E. Bradt


John W. Brown                      Director                 September 22, 1995
------------------------------
John W. Brown


Reed Coleman                       Director                 September 22, 1995
------------------------------
Reed Coleman


John Kapoor                        Director                 September 22, 1995
------------------------------
John Kapoor, Ph.D.


Malcolm R. Powell                  Director                 September 22, 1995
------------------------------
Malcolm R. Powell, M.D.

                              LUNAR CORPORATION
                              INDEX TO EXHIBITS

Exhibit
Number    Document Description                                            Page
-------      --------------------                                         ----
 3.1           Articles of Amendment and Restated Articles of
               Incorporation of Registrant(1) (Exhibit 3.1). . . . . . . .

 3.2           By-Laws of Registrant(3) (Exhibit 3.2)  . . . . . . . . . .

10.1           Settlement Agreement Between Registrant, Bone
               Care International, Inc., and Deprenyl Research
               Limited(1) (Exhibit 10.1) . . . . . . . . . . . . . . . . .

10.2           Restated License Agreement Between Bone Care
               International, Inc., and Deprenyl Research
               Limited(1) (Exhibit 10.2) . . . . . . . . . . . . . . . . .


10.3* Lunar Corporation Amended and Restated Stock Option Plan and Forms of Stock Option Agreements(2) (Exhibit 10.4). . .

10.4           Shareholder Agreement By and Between Bone
               Care International, Inc., Registrant,
               Dr. Donald A. Buyske, and Deprenyl Research
               Limited and Amendment Thereto(1) (Exhibit 10.16). . . . . .

10.5*          Incentive Stock Option Plan - Bone Care
               International, Inc.(1) (Exhibit 10.17). . . . . . . . . . .

10.6*          Incentive Stock Option Agreement By and
               Between Bone Care International, Inc., and
               Robert A. Beckman(1) (Exhibit 10.18). . . . . . . . . . . .

10.7*          Incentive Stock Option Agreement By and
               Between Bone Care International, Inc., and
               Dr. Charles W. Bishop(1) (Exhibit 10.19). . . . . . . . . .

10.8           Cooperative Marketing Agreement Between
               Bone Care International, Inc., and
               Mitsubishi Corporation(1) (Exhibit 10.21) . . . . . . . . .

10.9           Agreement Between Wisconsin Alumni Research
               Foundation and Registrant and Amendments
               Thereto(1) (Exhibit 10.22). . . . . . . . . . . . . . . . .

11.            Computation of Per Share Earnings . . . . . . . . . . . . .  21

13. Lunar Corporation Annual Report to Shareholders (except to the extent incorporated by reference, the 1995 Annual Report to Shareholders is not deemed to be filed with the Securities and Exchange Commission as part of this Annual Report
               on Form 10-K) . . . . . . . . . . . . . . . . . . . . . . .  22

21. List of Subsidiaries of Registrant (Contained on page 25 of the Lunar Corporation 1995 Annual Report to Shareholders, a copy of which is filed as an exhibit hereto). . . . . . . . . . . .

23.            Consent of Independent Auditors . . . . . . . . . . . . . .  23

27.            Financial Data Schedule . . . . . . . . . . . . . . . . . .  24

(1)Incorporated by reference to exhibits filed with Registrant's Form S-1 Registration Statement (Registration Number 33-35372). Parenthetical references to exhibit numbers are to the exhibit numbers in the Form S-1.

(2)Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 0-18643).
Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K.

(3)Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 0-18643).
Parenthetical references to exhibit numbers are to the exhibit numbers of the Form 10-K.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.