Form 10-Q
period 1995-09-30
LUNAR CORP
filed 1995-11-14
CIK 864906

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

      /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995
                                             ------------------
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

As of October 31, 1995, 5,373,210 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                    LUNAR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q

             For the quarterly period ended September 30, 1995


                             TABLE OF CONTENTS
                             -----------------

PART I -  FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 1995, and June 30, 1995. . . . . . . . . . . . . .3

          Consolidated Statements of Income
          Three Months Ended September 30, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . . . . . . .8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-----------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------
                                                 September 30,    June 30,
                                                     1995           1995
                                                 (Unaudited)      (Audited)
-----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $ 5,195,850    $ 2,577,655
 Marketable securities--at cost (which
   approximates market values)                    10,128,560     11,647,041
 Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $1,300,000 at September 30, 1995
     and $1,150,000 at June 30, 1995              18,434,422     19,109,561
   Other                                             206,690        422,728
-----------------------------------------------------------------------------
                                                  18,641,112     19,532,289

 Inventories                                       8,570,374      6,650,726
 Deferred income taxes                             1,233,000      1,180,000
 Other                                               196,739        156,451
-----------------------------------------------------------------------------
Total current assets                              43,965,635     41,744,162
Property, plant and equipment--at cost:
 Buildings and improvements                        2,221,049      2,219,148
 Furniture and fixtures                              600,452        582,206
 Machinery and other equipment                     3,117,407      3,043,258
-----------------------------------------------------------------------------
                                                   5,938,908      5,844,612
 Less accumulated depreciation and amortization    2,624,901      2,456,356
-----------------------------------------------------------------------------
                                                   3,314,007      3,388,256
 Land                                                138,858        138,858
-----------------------------------------------------------------------------
                                                   3,452,865      3,527,114

Long-term trade accounts receivable                4,912,758      4,496,457
Long-term marketable securities--at cost           3,435,605      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $486,426 at September 30, 1995
 and $464,064 at June 30, 1995                       873,491        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $783,255 at
 September 30, 1995 and $682,995 at June 30, 1995  1,335,779      1,371,269
Other                                                337,926        342,484
-----------------------------------------------------------------------------

                                                 $58,314,059    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------
                                               September 30,     June 30,
                                                   1995            1995
                                                (Unaudited)     (Audited)
-----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                               $ 2,293,171    $ 2,258,695
 Customer advances and deferred income              489,559        462,050
 Income taxes payable                             2,172,260      2,201,898
 Accrued liabilities:
   Commissions payable                            1,628,288      1,767,139
   Compensation payable                             320,271         89,532
   Property, payroll, and other taxes               103,848        146,219
   Accrued warranty and installation expenses     1,558,000      1,555,000
   Other                                            153,103        123,669
-----------------------------------------------------------------------------
Total current liabilities                         8,718,500      8,604,202

Shareholders' equity:
 Common stock--authorized 10,000,000 shares
   of $.01 par value; issued and outstanding
   5,338,860 shares at September 30, 1995
   and 5,325,460 at June 30, 1995                    53,389         53,255
 Capital in excess of par value                  15,628,869     15,438,402
-----------------------------------------------------------------------------
                                                 15,682,258     15,491,657

 Retained earnings                               33,949,982     32,622,240
 Cumulative translation adjustment                  (36,681)       (18,131)

-----------------------------------------------------------------------------
                                                 49,595,559     48,095,766
-----------------------------------------------------------------------------

                                                $58,314,059    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-----------------------------------------------------------------------------
                                           Three months ended
                                     September 30,      September 30,
                                         1995               1994
-----------------------------------------------------------------------------
REVENUES
Equipment sales and
   other revenue                     $12,359,989        $9,113,281
-----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                          5,374,713         3,553,484
Research and development               1,306,626           928,156
Selling and marketing                  2,779,493         2,024,026
General and administrative             1,501,215           876,918
-----------------------------------------------------------------------------
                                      10,962,047         7,382,584
-----------------------------------------------------------------------------

Earnings from operations               1,397,942         1,730,697
-----------------------------------------------------------------------------

OTHER INCOME
Interest income                          399,227           308,776
Other                                    (11,054)           73,359
-----------------------------------------------------------------------------
                                         388,173           382,135
-----------------------------------------------------------------------------

Earnings before provision
 for income taxes                      1,786,115         2,112,832
Provision for income taxes               458,373           548,404
-----------------------------------------------------------------------------

NET INCOME                           $ 1,327,742        $1,564,428
=============================================================================
Net income per common and
 common equivalent share                   $0.22             $0.27
=============================================================================
Weighted average number of
 common and common equivalent
 shares                                6,065,341         5,773,394
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------
                                                    Three months ended
                                              September 30,   September 30,
                                                  1995            1994
-----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                    $1,327,742     $1,564,428
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                 357,072        352,284
    Minority interest in subsidiary                     0        (18,459)
 Changes in assets and liabilities:
    Receivables                                   479,434     (1,521,712)
    Inventories                                (1,919,648)      (970,484)
    Prepaid expenses                              (40,288)       (45,855)
    Deferred income taxes                         (53,000)       (95,000)
    Accounts payable                               15,926        (81,654)
    Customer advances and deferred income          27,509         (6,551)
    Accrued liabilities                            81,951        195,743
    Income taxes payable                          (29,638)       249,370
-----------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                       247,060       (377,890)
-----------------------------------------------------------------------------

Cash flows from investing activities:
 Maturities of marketable securities            2,339,600      1,631,630
 Additions to property, plant and equipment       (94,296)      (406,329)
 Patent fees                                      (64,770)       (91,764)
-----------------------------------------------------------------------------

Net cash provided by investing activities      $2,180,534      $1,133,537
-----------------------------------------------------------------------------

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------
                                                      Three months ended
                                                 September 30,  September 30,
                                                     1995           1994
-----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options              72,435       62,492
 Income tax benefit from stock option exercises      118,166       70,587

-----------------------------------------------------------------------------

Net cash provided by financing activities            190,601      133,079

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents          2,618,195      888,726

Cash and cash equivalents at beginning of period   2,577,655      702,581

-----------------------------------------------------------------------------

Cash and cash equivalents at end of period        $5,195,850   $1,591,307
=============================================================================

Supplemental disclosure of cash flow information:
 Incomes taxes paid                               $  422,450   $  324,500
=============================================================================

See accompanying notes to consolidated financial statements

                    LUNAR CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1995.

     The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the three months ended September 30, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three months ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-----------------------------------------------------------------------------
                                       September 30,          June 30,
                                           1995                1995
                                        (Unaudited)          (Audited)
-----------------------------------------------------------------------------

Finished goods and work in progress     $4,856,923          $3,933,650
Materials and purchased parts            3,713,451           2,717,076
                                        ----------          ----------
                                        $8,570,374          $6,650,726
                                        ==========          ==========

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
          -------------------------------------------------------------

Results of Operations
---------------------

     Equipment sales and other revenue increased 36% to $12,360,000 in the three months ended September 30, 1995 from $9,113,000 in the three months ended September 30, 1994. Equipment sales continued to benefit from growing acceptance of bone densitometers as a method to diagnose patients for osteoporosis. Fiscal year 1996 first quarter revenues include approximately $1,700,000 associated with shipments of the EXPERT high-end densitometer compared to approximately $600,000 in fiscal year 1995 first quarter. EXPERT shipments were limited to some extent due to continuing difficulties in obtaining adequate supplies of a component. Fiscal year 1996 first quarter revenues include approximately $1,800,000 from sales of the Achilles ultrasound bone densitometer compared to approximately $2,500,000 in fiscal year 1995 first quarter. This decrease is primarily attributable to lower purchases by the Company's Japanese distributor. Fiscal year 1996 first quarter revenues also include approximately $7,300,000 from sales of the DPX bone densitometer compared to approximately $5,200,000 in fiscal year 1995 first quarter. The DPX bone densitometer experienced higher sales, but due to competitive pressures, the average selling price per unit decreased. The increase in equipment sales is also due in part to increased sales of the Artoscan extremity MRI system. Artoscan revenues in fiscal year 1996 first quarter were approximately $900,000 compared to approximately $300,000 in fiscal year 1995 first quarter. Geographically, sales increases were particularly strong in the United States and Asia.

     Cost of sales as a percentage of equipment sales increased to 43% in the three-month period ended September 30, 1995 from 39% in the three-month period ended September 30, 1994. This increase is primarily a result of increased competition in the DPX product line, increased sales of the lower-margin EXPERT and Artoscan extremity MRI products, and decreased sales of the higher-margin Achilles.

     Research and development expenditures increased to $1,307,000 in the three months ended September 30, 1995 from $928,000 in the three months ended September 30, 1994. This increase is primarily attributable to expenditures related to the development of a new imaging device scheduled for introduction in calendar 1996. The Company also incurred increased expenditures for clinical testing of 1-alpha-D2 in the treatment of renal osteodystrophy.

     Sales and marketing expenses were $2,779,000 in the three months ended September 30, 1995 and $2,024,000 in the three months ended September 30, 1994, with each representing 22% of equipment sales.

     General and administrative expenses increased to $1,501,000 in the three months ended September 30, 1995 from $877,000 in the three months ended September 30, 1994. This increase is primarily attributable to higher legal expenses. Lunar has been involved in several patent lawsuits with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits resulted in approximately $773,000 in legal expenses in the three-month period ended September 30, 1995. A trial which started in September has been provisionally dismissed, pending execution of a definitive settlement agreement. Management is unable to predict if a definitive settlement agreement will be reached by the deadline of November 15, 1995. In the event a final agreement is not reached, additional litigation could ensue.
     Interest income was $399,000 in the three months ended September 30, 1995 compared to $309,000 in the three months ended September 30, 1994.

     The effective tax rate averaged 26% in the three-month period ended September 30, 1995 and the three-month period ended September 30, 1994.
These rates are below the 34% federal statutory rate as a result of the benefit of Lunar FSC, Inc., and tax-exempt interest income, but offset by the provision for state income taxes.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents increased $2,618,000 to $5,196,000 in the three months ended September 30, 1995. The Company also has a laddered portfolio of high- grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $13,564,000 in municipal securities as of September 30, 1995, which management intends to hold to maturity but which is readily marketable. The Company's accounts receivable decreased 2% to $23,554,000 at September 30, 1995 from $24,029,000 at June 30, 1995. This decrease is primarily due to the payment of extended term accounts receivable. Inventories increased 29% to $8,570,000 at September 30, 1995 from $6,651,000 at June 30, 1995. This increase is primarily attributable to increases in Artoscan MRI units and EXPERT systems. Management plans to reduce inventory levels somewhat in both of these product lines during the next six months. The Company does not have any pending material commitments for capital expenditures.

     Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

                        PART II - OTHER INFORMATION
                    LUNAR CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings

               PATENT LITIGATION: During fiscal 1995, the Company was involved in patent litigation with Hologic, Inc., a Massachusetts-based competitor. On September 26, 1995, the Company announced that an agreement in principle was reached with Hologic to settle several ongoing commercial and patent disputes between the two companies. A trial of one of the patent disputes that began September 25, 1995 in Madison has been provisionally dismissed while the parties finalize terms of the definitive settlement agreement. The preliminary agreement provides for certain continuing payments between the companies related to future sales, the net effect of which Lunar does not believe will be material to its revenues or earnings. Management is unable to predict if a definitive settlement agreement will be reached by the deadline of November 15, 1995. In the event a final agreement is not reached, additional litigation could ensue.

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

                  (11)   Statement Re: Computation of Earnings Per Share
                  (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUNAR CORPORATION
                                   (Registrant)




Date:  November 10, 1995           Richard B. Mazess
---------------------------        -----------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  November 10, 1995           Robert A. Beckman
------------------------           ------------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

               For the Quarterly Period Ended September 30, 1995

No.  Description                                                         Page
---  -----------                                                         ----

11   Statement Regarding Computation of Earnings Per Share . . . . . . . . 14

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . 15