Form 10-Q
period 1995-12-31
LUNAR CORP
filed 1996-02-14
CIK 864906

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark one)

 / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995
                                           -----------------
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

                                                      Yes  X    No
                                                          ---       ---
As of January 31, 1996, 8,220,775 shares of the registrant's Common Stock, $0.01 par value, were outstanding.



                    LUNAR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q

             For the quarterly period ended December 31, 1995


                             TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements

          Consolidated Balance Sheets
          December 31, 1995, and June 30, 1995 . . . . . . . . . . . . . .3

          Consolidated Statements of Income
          Three and Six Months Ended December 31, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-----------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------
                                                  December 31,    June 30,
                                                     1995           1995
                                                 (Unaudited)      (Audited)
-----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $ 6,359,857    $ 2,577,655
 Marketable securities                             8,884,682     11,647,041

 Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $1,670,000 at December 31, 1995
     and $1,150,000 at June 30, 1995              21,613,737     19,109,561
   Other                                             618,598        422,728
-----------------------------------------------------------------------------
                                                  22,232,335     19,532,289

 Inventories                                       8,471,085      6,650,726
 Deferred income taxes                             1,447,000      1,180,000
 Other                                               210,671        156,451
-----------------------------------------------------------------------------

Total current assets                              47,605,630     41,744,162

Property, plant and equipment--at cost:
 Buildings and improvements                        2,223,033      2,219,148
 Furniture and fixtures                              614,871        582,206
 Machinery and other equipment                     3,497,953      3,043,258
-----------------------------------------------------------------------------
                                                   6,335,857      5,844,612
 Less accumulated depreciation and amortization    2,835,694      2,456,356
-----------------------------------------------------------------------------
                                                   3,500,163      3,388,256
 Land                                                138,858        138,858
-----------------------------------------------------------------------------
                                                   3,639,021      3,527,114

Long-term trade accounts receivable                5,937,776      4,496,457
Long-term marketable securities                    3,457,884      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $508,788 at December 31, 1995
 and $464,064 at June 30, 1995                       851,129        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $883,515 at
 December 31, 1995 and $682,995 at June 30, 1995   1,339,346      1,371,269
Other                                                332,524        342,484
-----------------------------------------------------------------------------
                                                 $63,163,310    $56,699,968
=============================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------

                                                December 31,     June 30,
                                                   1995            1995
                                                (Unaudited)     (Audited)
-----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                               $ 2,880,880    $ 2,258,695
 Customer advances and deferred income              514,865        462,050
 Income taxes payable                             1,529,796      2,201,898
 Accrued liabilities:
   Commissions payable                            2,160,898      1,767,139
   Compensation payable                             207,829         89,532
   Property, payroll, and other taxes               201,295        146,219
   Accrued warranty and installation expenses     1,722,000      1,555,000
   Other                                            201,066        123,669

-----------------------------------------------------------------------------
Total current liabilities                         9,418,629      8,604,202
Minority interest in subsidiary                      60,752            -

Shareholders' equity:
 Common stock--authorized 10,000,000 shares
   of $.01 par value; issued and outstanding
   8,172,555 shares at December 31, 1995
   and 7,988,190 at June 30, 1995                    81,726         53,255
 Capital in excess of par value                  17,394,924     15,438,402
-----------------------------------------------------------------------------
                                                 17,476,650     15,491,657

 Retained earnings                               36,193,770     32,622,240
 Unrealized appreciation in
  marketable securities                              42,839            -
 Cumulative translation adjustment                  (29,330)       (18,131)

-----------------------------------------------------------------------------
                                                 53,683,929     48,095,766
-----------------------------------------------------------------------------
                                                $63,163,310    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-----------------------------------------------------------------------------
                           Three months ended          Six months ended
                       December 31,  December 31,  December 31,  December 31,
                          1995          1994          1995          1994
-----------------------------------------------------------------------------

REVENUES
Equipment sales and
   other revenue           $16,934,285  $10,450,226  $29,294,274  $19,563,508
-----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                7,677,353    4,167,632   13,052,066    7,721,116
Research and development     1,564,806    1,076,447    2,871,432    2,004,603
Selling and marketing        3,559,406    2,522,872    6,338,899    4,546,898
General and administrative   1,380,357      726,088    2,881,572    1,603,006
-----------------------------------------------------------------------------
                            14,181,922    8,493,039   25,143,969   15,875,623
-----------------------------------------------------------------------------

Earnings from operations     2,752,363    1,957,187    4,150,305    3,687,885
-----------------------------------------------------------------------------

OTHER INCOME
Interest income                385,023      316,443      784,250      625,219
Other                          (76,815)      61,387      (87,869)     134,746
-----------------------------------------------------------------------------
                               308,208      377,830      696,381      759,965
-----------------------------------------------------------------------------

Earnings before provision
 for income taxes            3,060,571    2,335,017    4,846,686    4,447,850
Provision for income taxes     816,783      583,521    1,275,156    1,131,925
-----------------------------------------------------------------------------

NET INCOME                 $ 2,243,788  $ 1,751,496  $ 3,571,530  $ 3,315,925
=============================================================================

Net income per common and
 common equivalent share         $0.24        $0.20        $0.39        $0.38
=============================================================================


Weighted average number of
 common and common equivalent
 shares                      9,226,295    8,822,376    9,162,620    8,741,235
=============================================================================


See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------
                                                    Six months ended
                                               December 31,    December 31,
                                                   1995           1994
-----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                    $3,571,530     $3,315,925
 Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                 754,925        686,180
    Minority interest in subsidiary                60,752        (37,489)
 Changes in assets and liabilities:
    Receivables                                (4,131,405)    (3,978,475)
    Inventories                                (1,820,359)    (1,598,494)
    Prepaid expenses                              (54,220)       (28,819)
    Deferred income taxes                        (267,000)      (154,000)
    Accounts payable                              610,986        203,979
    Customer advances and deferred income          52,815         21,238
    Accrued liabilities                           811,529        397,091
    Income taxes payable                         (672,102)       (34,828)
-----------------------------------------------------------------------------

Net cash used in operating activities          (1,082,549)    (1,207,692)
-----------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities                   -       (1,042,910)
 Maturities of marketable securities            3,539,600      2,816,830
 Additions to property, plant and equipment      (491,245)      (602,245)
 Patent fees                                     (168,597)      (142,620)
 Distributor fee                                      -          (45,200)
-----------------------------------------------------------------------------

Net cash provided by investing activities      $2,879,758      $  983,855
-----------------------------------------------------------------------------

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------

                                                      Six months ended
                                                December 31,    December 31,
                                                    1995            1994
-----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options             678,860      206,468
 Income tax benefit from stock option exercises    1,306,133      201,822

-----------------------------------------------------------------------------

Net cash provided by financing activities          1,984,993      408,290

-----------------------------------------------------------------------------

Net increase in cash and cash equivalents          3,782,202      184,453

Cash and cash equivalents at beginning of period   2,577,655      702,581

-----------------------------------------------------------------------------

Cash and cash equivalents at end of period        $6,359,857   $  887,034
=============================================================================

Supplemental disclosure of cash flow information:
 Incomes taxes paid                               $  907,450   $1,118,930
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

    The consolidated balance sheet as of December 31, 1995, the consolidated statements of income for the three and six months ended December 31, 1995 and 1994, and the consolidated statements of cash flows for the six months ended December 31, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

    The results of operations for the three and six months ended December 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

(2) INVENTORIES

    Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-----------------------------------------------------------------------------
                                        December 31,   June 30,
                                           1995          1995
                                       (Unaudited)         (Audited)
-----------------------------------------------------------------------------

Finished goods and work in progress         $3,900,677          $3,661,586
Materials and purchased parts                4,570,408           2,989,140
                                            ----------          ----------
                                            $8,471,085          $6,650,726
                                            ==========          ==========

(3) MARKETABLE SECURITIES

    Effective December 31, 1995, the Company reclassified its marketable securities portfolio from held-to-maturity to available-for-sale.

(4) STOCK DIVIDEND

    The Company distributed a 3-for-2 stock split in the form of a stock dividend on December 21, 1995. All share and per-share data has been adjusted to reflect the stock dividend.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Equipment sales and other revenue increased 62% to $16,934,000 in the three months ended December 31, 1995 from $10,450,000 in the three months ended December 31, 1994. For the six months ended December 31, 1995, equipment sales and other revenue increased 50% to $29,294,000 from $19,564,000 in the six months ended December 31, 1994. Sales by product line are broken down as follows:

                            Revenues by Product
                              (000's Omitted)

                   Three Months Ended                 Six Months Ended
               -----------------------------     ----------------------------
               December 31,     December 31,     December 31,    December 31,
                   1995             1994            1995            1994
               ------------     ------------     ------------    ------------
EXPERT           $ 4,052          $ 1,149          $ 5,709          $ 1,754
DPX                8,548            5,748           15,842           10,928
Achilles           1,244            1,257            3,000            3,720
Artoscan           2,105            1,671            2,998            1,956
Other                985              625            1,745            1,206
                 -------          -------          -------          -------
                 $16,934          $10,450          $29,294          $19,564
                 =======          =======          =======          =======

     Prior to the quarter ended December 31, 1995, EXPERT sales had been constrained by delays caused by a supplier of a key component. This problem has been resolved, and EXPERT sales have been positively impacted. Absent such delays, additional EXPERT systems would have shipped in the quarter ended September 30, 1995 versus the quarter ended December 31, 1995. The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of Fosamax, a new drug therapy for osteoporosis introduced by Merck in October 1995. Achilles sales were flat in the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994 due to lower sales in Japan, offset by increased sales to customers in Europe.

     Cost of sales as a percentage of equipment sales averaged approximately 45% in the three and six month periods ended December 31, 1995, up from 40% and 39% in the three and six month periods ended December 31, 1994. This increase is primarily a result of increased sales of the lower-margin EXPERT and Artoscan extremity MRI products and proportionately less sales of the higher-margin Achilles.

     Research and development expenditures increased to $1,565,000 in the three months ended December 31, 1995 from $1,076,000 in the three months ended December 31, 1994, and to $2,871,000 in the six months ended December 31, 1995 from $2,005,000 in the six months ended December 31, 1994. These increases are primarily attributable to expenditures related to the development of a new imaging device scheduled for introduction in calendar 1996. Bone Care International, the Company's 96% owned pharmaceutical development subsidiary, also increased expenditures for clinical testing of 1-alpha-D2 in the treatment of renal osteodystrophy.


     Lunar intends to spin off Bone Care International to shareholders in a tax- free transaction within the next few months. This spinoff is contingent upon a favorable tax opinion from the Company's outside accountants. If the spinoff is executed, Lunar will no longer be responsible for the costs of these clinical trials, which totaled $457,000 in the six months ended December 31, 1995.

     Sales and marketing expenses were $3,559,000 in the three months ended December 31, 1995 and $2,523,000 in the three months ended December 31, 1994, a decrease to 21% from 24% as a percentage of equipment sales. This decrease is attributable to a decrease in agent commissions due to a lower mix of sales made directly to end users. For the six months ended December 31, 1995, sales and marketing expenses were $6,339,000 as compared to $4,547,000 for the six months ended December 31, 1994, representing a decrease to 22% from 23% as a percentage of equipment sales.

     General and administrative expenses increased to $1,380,000 in the three months ended December 31, 1995 from $726,000 in the three months ended December 31, 1994, and to $2,882,000 in the six months ended December 31, 1995 from $1,603,000 in the six months ended December 31, 1994. These increases are primarily attributable to higher legal expenses. Lunar had been involved in several patent lawsuits with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled on November 22, 1995.

     Interest income was $385,000 in the three months ended December 31, 1995 compared to $316,000 in the three months ended December 31, 1994, and $784,000 in the six months ended December 31, 1995, as compared to $625,000 in the six months ended December 31, 1995. These increases are primarily the result of increases in the amount of financed receivables.

     The effective tax rate averaged 27% and 26% in the three and six month periods ended December 31, 1995 compared to 25% in the three and six month periods ended December 31, 1994. These rates are below the 34% federal statutory rate as a result of the benefit of Lunar FSC, Inc., and tax-exempt interest income, but offset by the provision for state income taxes. The effective tax rate has been trending higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from FSC treatment.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents increased $3,782,000 to $6,360,000 in the six months ended December 31, 1995. The Company also has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $12,343,000 in municipal securities as of December 31, 1995, which are readily marketable. The Company plans to contribute approximately $10,000,000 in cash and municipal securities to Bone Care in exchange for additional equity prior to the spinoff. The Company believes this additional capital contribution will be sufficient to fund the expected losses of Bone Care during the next several years.

     The Company's accounts receivable increased 17% to $28,170,000 at December 31, 1995 from $24,029,000 at June 30, 1995. This increase is primarily due to a 33% increase in sales in the second quarter of fiscal year 1996 as compared to the fourth quarter of fiscal year 1995. Inventories increased 27% to $8,471,000 at December 31, 1995 from $6,651,000 at June 30,
1995. The increase in finished goods and work in progress is primarily attributable to increases in Artoscan MRI units offset by decreases in EXPERT systems. The increase in materials and purchased parts is primarily due to an increase in production of EXPERT and DPX systems. The Company does not have any pending material commitments for capital expenditures.

     Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

                        PART II - OTHER INFORMATION
                    LUNAR CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings

               Patent Litigation: During fiscal 1995 and part of fiscal year 1996, the Company was involved in patent litigation with Hologic, Inc., a Massachusetts-based competitor. On November 22, 1995, the Company announced the signing of a definitive agreement with Hologic settling all disputes between the parties. The agreement provides for certain continuing payments between the companies related to future sales, the net effect of which Lunar does not believe will be material to its revenues or earnings. The agreement also provides that the companies will not engage each other in patent litigation in the area of x-ray densitometry and ultrasound for a ten-year period.

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               The 1995 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on November 17, 1995. The total number of shares of the Company's common stock, $.01 par value per share, outstanding as of October 6, 1995, the record date of the Annual Meeting, was 5,340,360. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two (2) directors, Samuel E. Bradt and Richard B. Mazess, Ph.D., were elected to serve until the 1998 Annual Meeting of Shareholders. The directors were elected by a vote of 5,113,821 votes "FOR" and 537 votes "WITHHELD AUTHORITY." The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also
          approved. The selection was approved by a vote of 5,112,494 votes "FOR," 810 votes "AGAINST," and 1,054 votes "ABSTAIN."

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

               (11)  Statement Re: Computation of Earnings Per Share
               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUNAR CORPORATION
                                   (Registrant)




Date:  February 12, 1996           /s/ Richard B. Mazess
------------------------           -----------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  February 12, 1996           /s/ Robert A. Beckman
------------------------           ----------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

                For the Quarterly Period Ended December 31, 1995

No.  Description                                                         Page

11   Statement Regarding Computation of Earnings Per Share . . . . . . . . 14

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . 15