Form 10-Q
period 1996-03-31
LUNAR CORP
filed 1996-05-15
CIK 864906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

/ x /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                               --------------
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

                                                        Yes   X       No
                                                             ---          ---
As of April 30, 1996, 8,470,540 shares of the registrant's Common Stock, no par value, were outstanding.

                      LUNAR CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                For the quarterly period ended March 31, 1996

                              TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                     Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1996, and June 30, 1995. . . . . . . . . . . . . 3

          Consolidated Statements of Income
          Three and Nine Months Ended March 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . .. . .  6

          Notes to Consolidated Financial Statements . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .. .  9
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets



- ----------------------------------------------------------------------------
Assets
- ----------------------------------------------------------------------------

                                                 March 31,        June 30,
                                                   1996             1995
                                                (Unaudited)      (Audited)
- ----------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                      $ 9,851,222    $ 2,577,655
 Marketable securities                            6,408,077     11,647,041

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $1,864,000 at March 31, 1996
    and $1,150,000 at June 30, 1995              24,700,816     19,109,561
  Other                                             328,360        422,728
- ----------------------------------------------------------------------------

                                                 25,029,176     19,532,289

Inventories                                       9,729,336      6,650,726
Deferred income taxes                             1,629,000      1,180,000
Other                                               311,526        156,451
- ----------------------------------------------------------------------------

Total current assets                             59,958,337     41,744,162

Property, plant and equipment--at cost:
 Buildings and improvements                       2,228,013      2,219,148
 Furniture and fixtures                             641,784        582,206
 Machinery and other equipment                    3,472,619      3,043,258
- ----------------------------------------------------------------------------

                                                  6,342,416      5,844,612
Less accumulated depreciation and amortization    3,021,471      2,456,356
- ----------------------------------------------------------------------------

                                                  3,320,945      3,388,256
Land                                                138,858        138,858
- ----------------------------------------------------------------------------

                                                  3,459,803      3,527,114

Long-term trade accounts receivable               6,377,150      4,496,457
Long-term marketable securities                   1,555,050      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $531,150 at March 31, 1996
 and $464,064 at June 30, 1995                      828,767        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $983,775 at
 March 31, 1996 and $682,995 at June 30, 1995     1,305,366      1,371,269
Other                                               401,070        342,484
- ----------------------------------------------------------------------------

                                                $66,885,543    $56,699,968
============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets





Liabilities and Shareholders' Equity




- -----------------------------------------------------------------------------
                                                 March 31,       June 30,
                                                   1996            1995
                                                (Unaudited)      (Audited)
- -----------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $ 2,338,037    $ 2,258,695
 Customer advances and deferred income              504,407        462,050
 Income taxes payable                             1,158,454      2,201,898
 Accrued liabilities:
  Commission payable                              1,792,577      1,767,139
  Compensation payable                              383,186         89,532
  Property, payroll, and other taxes                112,747        146,219
  Accrued warranty and installation expenses      1,975,000      1,555,000
  Other                                             221,090        123,669
- -----------------------------------------------------------------------------

Total current liabilities                         8,485,498      8,604,202

Minority interest in subsidiary                      87,091            -

Shareholders' equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,305,085 shares at March 31, 1996 and
  7,988,190 at June 30, 1995                         83,051         53,255
 Capital in excess of par value                  19,417,471     15,438,402
- -----------------------------------------------------------------------------

                                                 19,500,522     15,491,657

Retained earnings                                38,782,059     32,622,240
Unrealized appreciation in
 marketable securities                               31,569            -
Cumulative translation adjustment                    (1,196)       (18,131)
- -----------------------------------------------------------------------------

                                                 58,312,954     48,095,766
- -----------------------------------------------------------------------------

                                                $66,885,543    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

- -----------------------------------------------------------------------------
                              Three months ended        Nine months ended
                            March 31,    March 31,    March 31,   March 31,
                              1996         1995         1996        1995
- -----------------------------------------------------------------------------

REVENUES
Equipment sales and
 other revenue            $17,287,382  $12,230,814  $46,581,656  $31,794,322
- ----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales               7,881,762    5,687,011   20,933,828   13,408,128
Research and development    1,489,424    1,085,119    4,360,856    3,089,721
Selling and marketing       3,606,054    2,613,444    9,944,953    7,160,342
General and administrative    835,945      979,877    3,717,517    2,582,883
- ----------------------------------------------------------------------------

                           13,813,185   10,365,451   38,957,154   26,241,074
- ----------------------------------------------------------------------------

Earnings from operations    3,474,197    1,865,363    7,624,502    5,553,248
- ----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income               409,877      339,997    1,194,127      964,795
Other                        (121,785)     136,082     (209,654)     271,249
- ----------------------------------------------------------------------------

                              288,092      476,079      984,473    1,236,044
- ----------------------------------------------------------------------------

Earnings before provision
 for income taxes           3,762,289    2,341,442    8,608,975    6,789,292
Provision for income taxes  1,174,000      574,055    2,449,156    1,705,980
- ----------------------------------------------------------------------------

NET INCOME                $ 2,588,289  $ 1,767,387  $ 6,159,819  $ 5,083,312
============================================================================

Net income per common and
 common-equivalent share        $0.28        $0.20        $0.67        $0.58
============================================================================

Weighted average number of
 common and common-equivalent
 shares                     9,393,787    8,839,865    9,239,280    8,773,239
============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


- -----------------------------------------------------------------------------
                                                   Nine months ended
                                                 March 31,     March 31,
                                                   1996          1995
- -----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                     $6,159,819    $5,083,312
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                1,101,992     1,071,763
    Minority interest in subsidiary                 87,091       (38,160)
 Changes in assets and liabilities:
    Receivables                                 (7,436,166)   (7,848,188)
    Inventories                                 (3,078,610)   (2,735,338)
    Prepaid expenses                              (155,075)        8,203

    Deferred income taxes                         (449,000)     (269,000)
    Accounts payable                                96,277       167,215

    Customer advances and deferred income           42,357       131,100

    Accrued liabilities                            803,041     1,073,402

    Income taxes payable                        (1,043,444)      463,700

- -----------------------------------------------------------------------------

Net cash used in operating activities           (3,871,718)   (2,891,991)
- -----------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities                    -      (1,042,910)
 Maturities of marketable securities             7,869,100     4,266,129

 Additions to property, plant and equipment       (497,804)     (931,417)
 Patent fees                                      (234,877)     (183,813)
 Distributor fee                                       -         (45,200)
- -----------------------------------------------------------------------------
Net cash provided by investing activities        7,136,419     2,062,789

- -----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options         1,105,766       368,572

 Income tax benefit from stock option exercises  2,903,100       279,511

- -----------------------------------------------------------------------------

Net cash provided by financing activities        4,008,866       648,083

- -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                     7,273,567      (181,119)

Cash and cash equivalents at beginning of
 period                                          2,577,655       702,581

- -----------------------------------------------------------------------------

Cash and cash equivalents at end of period      $9,851,222    $  521,462

=============================================================================

Supplemental disclosure of cash flow information:
 Income taxes paid                              $1,033,398    $1,101,038

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

     The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three and nine months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three and nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

- ---------------------------------------------------------------------------

                                         March 31,           June 30,
                                           1996                1995
                                        (Unaudited)         (Audited)
- ---------------------------------------------------------------------------

Finished goods and work in progress     $5,304,204          $3,661,586
Materials and purchased parts            4,425,132           2,989,140
                                        ----------          ----------
                                        $9,729,336          $6,650,726
                                        ==========          ==========



(3)  MARKETABLE SECURITIES

     Effective December 31, 1995, the Company reclassified its marketable securities portfolio from held-to-maturity to available-for-sale.

(4)  STOCK DIVIDEND

     The Company distributed a 3-for-2 stock split in the form of a stock dividend on December 21, 1995. All share and per-share data has been adjusted to eflect the stock dividend.

(5)  TECHNOLOGY TRANSFER AND SPIN-OFF OF SUBSIDIARY

     In October 1995, the Company contributed its ownership of Continental Assays Corporation and certain assets with a book value of $175,867 for 1,698,674 shares of common stock of Bone Care International, Inc. ("Bone Care"), a subsidiary of the Company. In October 1995, the Company also exchanged $634,683 of loans receivable from Bone Care for 107,401 shares of Bone Care common stock. These transactions created a single vitamin D development business owned by Bone Care.

     On April 18, 1996, the Board of Directors of the Company declared a dividend, payable to holders of record of its common stock at the close of business on April 24, 1996 (the "record date"), of one share of Bone Care common stock for every two shares of the Company's common stock. The distribution occurred on May 8, 1996 (the "distribution date"). Prior to the distribution, the Company made a capital contribution of $10,725,000 in exchange for additional common stock of Bone Care and to pay for federal income tax benefits received from Bone Care. As a result of the distribution, the Company's 97.3% ownership of Bone Care's common stock was distributed to holders of the Company's common stock as of the record date. Bone Care's total assets as of the distribution date were approximately $12,650,000.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Equipment sales and other revenue increased 41% to $17,287,000 in the three months ended March 31, 1996 from $12,231,000 in the three months ended March 31, 1995. For the nine months ended March 31, 1996, equipment sales and other revenue increased 47% to $46,582,000 from $31,794,000 in the nine months ended March 31, 1995. Sales by product line are broken down as follows:

                              Revenues by Product
                                (000's Omitted)

                  Three Months Ended                  Nine Months Ended
          -----------------------------         --------------------------
          March 31,           March 31,         March 31,        March 31,
            1996                1995              1996             1995
          ---------           ---------         ---------        ---------
EXPERT     $ 2,942             $ 1,531           $ 8,651          $ 3,285
DPX         10,848               6,736            26,690           17,664
Achilles     1,003               1,591             4,003            5,311
Artoscan     1,286               1,745             4,299            3,713
Other        1,208                 628             2,939            1,821
           -------             -------           -------          -------
           $17,287             $12,231           $46,582          $31,794
           =======             =======           =======          =======

     The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of Fosamax, a new drug therapy for osteoporosis introduced by Merck in October 1995. Achilles sales decreased in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 due to lower sales in Japan.

     Cost of sales as a percentage of equipment sales averaged approximately 46% and 45% in the three and nine month periods ended March 31, 1996, compared to 46% and 42% in the three and nine month periods ended March 31, 1995. This increase is primarily a result of increased sales of the lower-margin EXPERT and Artoscan extremity MRI products and proportionately less sales of the higher-margin Achilles. The three and nine month periods ended March 31, 1995 included a special charge of $400,000 to accrue for upgrading the installed base of EXPERT systems. The cost of sales as a percentage of equipment sales would have averaged approximately 43% and 41% in the three and nine month periods ended March 31, 1996 without this special charge.

     Research and development expenditures increased to $1,489,000 in the three months ended March 31, 1996 from $1,085,000 in the three months ended March 31, 1995, and to $4,361,000 in the nine months ended March 31, 1996 from 3,090,000 in the nine months ended March 31, 1995. These increases are primarily attributable to expenditures related to the development of the DPX-IQ bone densitometer and the ORCA mini C-arm. Bone Care, the Company's 97.3% owned pharmaceutical development subsidiary, also increased expenditures for clinical testing of 1-alpha D2 in the treatment of secondary hyperparathyroidism associated with end-stage renal disease. The Company spun-off Bone Care to its shareholders in a tax-free distribution on May 8, 1996. The future costs of these clinical trials and any other costs related to the research and development of vitamin D compounds will therefore no longer be included in the Company's consolidated net income after the distribution. Bone Care had a net loss of $762,000 through the nine month period ended March 31, 1996.

     Sales and marketing expenses were $3,606,000 in the three months ended March 31, 1996 and $2,613,000 in the three months ended March 31, 1995, representing 21% of equipment sales for both time periods. For the nine months ended March 31, 1996, sales and marketing expenses were $9,945,000 as compared to $7,160,000 for the nine months ended March 31, 1995, representing a decrease to 21% from 22% as a percentage of equipment sales.

     General and administrative expenses decreased to $836,000 in the three months ended March 31, 1996 from $980,000 in the three months ended March 31, 1995, and increased to $3,718,000 in the nine months ended March 31, 1996 from $2,583,000 in the nine months ended March 31, 1995. The increase during the first six months of fiscal 1996 is primarily attributable to higher legal expenses. Lunar had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled on November 22, 1995, resulting in a decrease in general and administration expenses during the three months ended March 31, 1996.

     Interest income was $410,000 in the three months ended March 31, 1996 compared to $340,000 in the three months ended March 31, 1995, and $1,194,000 in the nine months ended March 31, 1996, as compared to $965,000 in the nine months ended March 31, 1995. These increases are primarily the result of increases in the amount of financed receivables. The Company expects after-tax interest income to decline by approximately $96,000 per quarter after the spinoff of Bone Care, which will include Bone Care's projected cash balances of approximately $11,400,000.

     The effective tax rate averaged 31% and 28% in the three and nine month periods ended March 31, 1996 compared to 25% in the three and nine month periods ended March 31, 1995. These rates are below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income, but offset by the provision for state income taxes. The effective tax rate has been trending higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from foreign sales corporation treatment.

Liquidity and Capital Resources

     Cash and cash equivalents increased $7,274,000 to $9,851,000 in the nine months ended March 31, 1996. The Company also has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $7,963,000 in municipal securities as of March 31, 1996, which are readily marketable. On May 8, 1996, the Company contributed $10,725,000 in cash to Bone Care in exchange for additional common stock of Bone Care and to pay for federal income tax benefits received from Bone Care.

     The Company's accounts receivable increased 31% to $31,406,000 at March 31, 1996 from $24,029,000 at June 30, 1995. This increase is primarily due to a 35% increase in sales in the third quarter of fiscal year 1996 as compared to the fourth quarter of fiscal year 1995. Inventories increased 46% to $9,729,000 at March 31, 1996 from $6,651,000 at June 30, 1995. The increase in finished goods and work in progress is primarily attributable to increases in Artoscan MRI units. The increase in materials and purchased parts is primarily due to an increase in production of EXPERT and DPX systems. The Company does not have any pending material commitments for capital expenditures.

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

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               A Special Meeting of Shareholders of the Company was held on January 11, 1996. The total number of shares of the Company's common stock, $.01 par value per share, outstanding as of December 6, 1995, the record date for the Meeting, was 5,436,040. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. An Amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of the common stock, $.01 par value, of the Company from 10,000,000 to 25,000,000 was approved. The Amendment was approved by a vote of 3,691,185 votes "FOR," 821,810 votes "AGAINST," and 620 votes "ABSTAIN."

Item 5.   Other Information

               Safe Harbor Statement Under the Private Securities
          Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, and market and general economic factors.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits furnished:

               (11)  Statement Re: Computation of Earnings Per Share
               (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LUNAR CORPORATION
                                   (Registrant)



                                   Richard B. Mazess
Date:  May 13, 1996                -------------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)



                                   Robert A. Beckman
Date:  May 13, 1996                -------------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)


                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

                 For the Quarterly Period Ended March 31, 1996

No.  Description                                                        Page

11   Statement Regarding Computation of Earnings Per Share . . . . . . . 15

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 16