Form 10-Q/A
period 1996-03-31
LUNAR CORP
filed 1996-06-06
CIK 864906

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q/A
                           AMENDMENT NO. 1

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
As of April 30, 1996, 8,470,540 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      LUNAR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

                For the quarterly period ended March 31, 1996

                              TABLE OF CONTENTS
                              -----------------

PART I -  FINANCIAL INFORMATION                                     Page
                                                                    ----
Item 1.   Financial statements

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

          Notes to Consolidated Financial Statements . . . . . . . . .7

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

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- ----------------------------------------------------------------------------

Assets

- ----------------------------------------------------------------------------

                                                 March 31,        June 30,
                                                   1996             1995
                                                (Unaudited)      (Audited)
- ----------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                      $ 9,851,222    $ 2,577,655
 Marketable securities                            6,408,077     11,647,041

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $1,864,000 at March 31, 1996
    and $1,150,000 at June 30, 1995              24,700,816     19,109,561
  Other                                             328,360        422,728
- ----------------------------------------------------------------------------

                                                 25,029,176     19,532,289

Inventories                                       9,729,336      6,650,726
Deferred income taxes                             1,629,000      1,180,000
Other                                               311,526        156,451
- ----------------------------------------------------------------------------

Total current assets                             52,958,337     41,744,162

Property, plant and equipment--at cost:
 Buildings and improvements                       2,228,013      2,219,148
 Furniture and fixtures                             641,784        582,206
 Machinery and other equipment                    3,472,619      3,043,258
- ----------------------------------------------------------------------------

                                                  6,342,416      5,844,612
Less accumulated depreciation and amortization    3,021,471      2,456,356
- ----------------------------------------------------------------------------

                                                  3,320,945      3,388,256
Land                                                138,858        138,858
- ----------------------------------------------------------------------------

                                                  3,459,803      3,527,114

Long-term trade accounts receivable               6,377,150      4,496,457
Long-term marketable securities                   1,555,050      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $531,150 at March 31, 1996
 and $464,064 at June 30, 1995                      828,767        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $983,775 at
 March 31, 1996 and $682,995 at June 30, 1995     1,305,366      1,371,269
Other                                               401,070        342,484
- ----------------------------------------------------------------------------

                                                $66,885,543    $56,699,968
============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- -----------------------------------------------------------------------------

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

Results of Operations
- ---------------------

     Equipment sales and other revenue increased 41% to $17,287,000 in the three months ended March 31, 1996 from $12,231,000 in the three months ended March 31, 1995. For the nine months ended March 31, 1996, equipment sales and other revenue increased 47% to $46,582,000 from $31,794,000 in the nine months ended March 31, 1995. Sales by product line are broken down as follows:

                              Revenues by Product
                                (000's Omitted)

              Three Months Ended                 Nine Months Ended
          --------------------------        --------------------------
          March 31,       March 31,         March 31,        March 31,
            1996            1995              1996             1995
          ---------       ---------         ---------        ---------
EXPERT     $ 2,942         $ 1,531           $ 8,651          $ 3,285
DPX         10,848           6,736            26,690           17,664
Achilles     1,003           1,591             4,003            5,311
Artoscan     1,286           1,745             4,299            3,713
Other        1,208             628             2,939            1,821
           -------         -------           -------          -------
           $17,287         $12,231           $46,582          $31,794
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

     Cost of sales as a percentage of equipment sales averaged approximately 46% and 45% in the three and nine month periods ended March 31, 1996, compared to 46% and 42% in the three and nine month periods ended March 31, 1995. This increase is primarily a result of increased sales of the lower-margin EXPERT and Artoscan extremity MRI products and proportionately less sales of the higher-margin Achilles. The three and nine month periods ended March 31, 1995 included a special charge of $400,000 to accrue for upgrading the installed base of EXPERT systems. The cost of sales as a percentage of equipment sales would have averaged approximately 43% and 41% in the three and nine month periods ended March 31, 1995 without this special charge.

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

     Sales and marketing expenses were $3,606,000 in the three months ended March 31, 1996 and $2,613,000 in the three months ended March 31, 1995, representing 21% of equipment sales for both time periods. For the nine months ended March 31, 1996, sales and marketing expenses were $9,945,000 as compared to $7,160,000 for the nine months ended March 31, 1995, representing a decrease to 21% from 23% as a percentage of equipment sales.

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

Liquidity and Capital Resources
- -------------------------------

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



                                   LUNAR CORPORATION
                                   (Registrant)



Date: June 5, 1996                 Richard B. Mazess
- ------------------                 -------------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)



Date: June 5, 1996                 Robert A. Beckman
- ------------------                 -------------------------------------
                                   Robert A. Beckman
                                   Vice President of Finance
                                   and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)


                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

                 For the Quarterly Period Ended March 31, 1996

No.  Description                                                        Page
- ---  -----------                                                        ----

11   Statement Regarding Computation of Earnings Per Share . . . . . . . 15

27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 16