Form 10-Q/A
period 1995-09-30
LUNAR CORP
filed 1996-09-27
CIK 864906

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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- -----------------------------------------------------------------------------
Assets
- -----------------------------------------------------------------------------
                                                 September 30,    June 30,
                                                     1995           1995
                                                 (Unaudited)      (Audited)
- -----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $ 5,195,850    $ 2,577,655
 Marketable securities--at cost (which
   approximates market values)                    10,128,560     11,647,041
 Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $1,300,000 at September 30, 1995
     and $1,150,000 at June 30, 1995              18,434,422     19,109,561
   Other                                             206,690        422,728
- -----------------------------------------------------------------------------
                                                  18,641,112     19,532,289

 Inventories                                       8,570,374      6,650,726
 Deferred income taxes                             1,233,000      1,180,000
 Other                                               196,739        156,451
- -----------------------------------------------------------------------------
Total current assets                              43,965,635     41,744,162
Property, plant and equipment--at cost:
 Buildings and improvements                        2,221,049      2,219,148
 Furniture and fixtures                              600,452        582,206
 Machinery and other equipment                     3,117,407      3,043,258
- -----------------------------------------------------------------------------
                                                   5,938,908      5,844,612
 Less accumulated depreciation and amortization    2,624,901      2,456,356
- -----------------------------------------------------------------------------
                                                   3,314,007      3,388,256
 Land                                                138,858        138,858
- -----------------------------------------------------------------------------
                                                   3,452,865      3,527,114

Long-term trade accounts receivable                4,912,758      4,496,457
Long-term marketable securities--at cost           3,435,605      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $486,426 at September 30, 1995
 and $464,064 at June 30, 1995                       873,491        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $783,255 at
 September 30, 1995 and $682,995 at June 30, 1995  1,335,779      1,371,269
Other                                                337,926        342,484
- -----------------------------------------------------------------------------

                                                 $58,314,059    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- -----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
- -----------------------------------------------------------------------------
                                               September 30,     June 30,
                                                   1995            1995
                                                (Unaudited)     (Audited)
- -----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                               $ 2,293,171    $ 2,258,695
 Customer advances and deferred income              489,559        462,050
 Income taxes payable                             2,172,260      2,201,898
 Accrued liabilities:
   Commissions payable                            1,628,288      1,767,139
   Compensation payable                             320,271         89,532
   Property, payroll, and other taxes               103,848        146,219
   Accrued warranty and installation expenses     1,558,000      1,555,000
   Other                                            153,103        123,669
- -----------------------------------------------------------------------------
Total current liabilities                         8,718,500      8,604,202

Shareholders' equity:
 Common stock--authorized 10,000,000 shares
   of $.01 par value; issued and outstanding
   5,338,860 shares at September 30, 1995
   and 5,325,460 at June 30, 1995                    53,389         53,255
 Capital in excess of par value                  15,628,869     15,438,402
- -----------------------------------------------------------------------------
                                                 15,682,258     15,491,657

 Retained earnings                               33,949,982     32,622,240
 Cumulative translation adjustment                  (36,681)       (18,131)

- -----------------------------------------------------------------------------
                                                 49,595,559     48,095,766
- -----------------------------------------------------------------------------

                                                $58,314,059    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

- -----------------------------------------------------------------------------
                                           Three months ended
                                     September 30,      September 30,
                                         1995               1994
- -----------------------------------------------------------------------------
REVENUES
Equipment sales and
   other revenue                     $12,359,989        $9,113,281
- -----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                          5,374,713         3,553,484
Research and development               1,306,626           928,156
Selling and marketing                  2,779,493         2,024,026
General and administrative             1,501,215           876,918
- -----------------------------------------------------------------------------
                                      10,962,047         7,382,584
- -----------------------------------------------------------------------------

Earnings from operations               1,397,942         1,730,697
- -----------------------------------------------------------------------------

OTHER INCOME
Interest income                          399,227           308,776
Other                                    (11,054)           73,359
- -----------------------------------------------------------------------------
                                         388,173           382,135
- -----------------------------------------------------------------------------

Earnings before provision
 for income taxes                      1,786,115         2,112,832
Provision for income taxes               458,373           548,404
- -----------------------------------------------------------------------------

NET INCOME                           $ 1,327,742        $1,564,428
=============================================================================
Net income per common and
 common equivalent share                   $0.23             $0.27
=============================================================================
Weighted average number of
 common and common equivalent
 shares                                5,816,124         5,773,394
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- -----------------------------------------------------------------------------
                                                    Three months ended
                                              September 30,   September 30,
                                                  1995            1994
- -----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                    $1,327,742     $1,564,428
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                 357,072        352,284
    Minority interest in subsidiary                     0        (18,459)
 Changes in assets and liabilities:
    Receivables                                   479,434     (1,521,712)
    Inventories                                (1,919,648)      (970,484)
    Prepaid expenses                              (40,288)       (45,855)
    Deferred income taxes                         (53,000)       (95,000)
    Accounts payable                               15,926        (81,654)
    Customer advances and deferred income          27,509         (6,551)
    Accrued liabilities                            81,951        195,743
    Income taxes payable                          (29,638)       249,370
- -----------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                       247,060       (377,890)
- -----------------------------------------------------------------------------

Cash flows from investing activities:
 Maturities of marketable securities            2,339,600      1,631,630
 Additions to property, plant and equipment       (94,296)      (406,329)
 Patent fees                                      (64,770)       (91,764)
- -----------------------------------------------------------------------------

Net cash provided by investing activities      $2,180,534      $1,133,537
- -----------------------------------------------------------------------------

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- -----------------------------------------------------------------------------
                                                      Three months ended
                                                 September 30,  September 30,
                                                     1995           1994
- -----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options              72,435       62,492
 Income tax benefit from stock option exercises      118,166       70,587

- -----------------------------------------------------------------------------

Net cash provided by financing activities            190,601      133,079

- -----------------------------------------------------------------------------

Net increase in cash and cash equivalents          2,618,195      888,726

Cash and cash equivalents at beginning of period   2,577,655      702,581

- -----------------------------------------------------------------------------

Cash and cash equivalents at end of period        $5,195,850   $1,591,307
=============================================================================

Supplemental disclosure of cash flow information:
 Incomes taxes paid                               $  422,450   $  324,500
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

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

- -----------------------------------------------------------------------------
                                       September 30,          June 30,
                                           1995                1995
                                        (Unaudited)          (Audited)
- -----------------------------------------------------------------------------

Finished goods and work in progress     $4,856,923          $3,933,650
Materials and purchased parts            3,713,451           2,717,076
                                        ----------          ----------
                                        $8,570,374          $6,650,726
                                        ==========          ==========

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
          -------------------------------------------------------------

Results of Operations
- ---------------------

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

Liquidity and Capital Resources
- -------------------------------

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



                                   LUNAR CORPORATION
                                   (Registrant)




Date:  November 10, 1995           Richard B. Mazess
- ---------------------------        -----------------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  November 10, 1995           Robert A. Beckman
- ------------------------           ------------------------------------
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