Form 10-Q/A
period 1995-12-31
LUNAR CORP
filed 1996-09-27
CIK 864906

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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- -----------------------------------------------------------------------------
Assets
- -----------------------------------------------------------------------------
                                                  December 31,    June 30,
                                                     1995           1995
                                                 (Unaudited)      (Audited)
- -----------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $ 6,359,857    $ 2,577,655
 Marketable securities                             8,884,682     11,647,041

 Accounts receivable:
   Trade, less allowance for doubtful accounts
     of $1,670,000 at December 31, 1995
     and $1,150,000 at June 30, 1995              21,613,737     19,109,561
   Other                                             618,598        422,728
- -----------------------------------------------------------------------------
                                                  22,232,335     19,532,289

 Inventories                                       8,471,085      6,650,726
 Deferred income taxes                             1,447,000      1,180,000
 Other                                               210,671        156,451
- -----------------------------------------------------------------------------

Total current assets                              47,605,630     41,744,162

Property, plant and equipment--at cost:
 Buildings and improvements                        2,223,033      2,219,148
 Furniture and fixtures                              614,871        582,206
 Machinery and other equipment                     3,497,953      3,043,258
- -----------------------------------------------------------------------------
                                                   6,335,857      5,844,612
 Less accumulated depreciation and amortization    2,835,694      2,456,356
- -----------------------------------------------------------------------------
                                                   3,500,163      3,388,256
 Land                                                138,858        138,858
- -----------------------------------------------------------------------------
                                                   3,639,021      3,527,114

Long-term trade accounts receivable                5,937,776      4,496,457
Long-term marketable securities                    3,457,884      4,322,629
Excess of cost over fair value of net assets
 of subsidiary acquired, net of accumulated
 amortization of $508,788 at December 31, 1995
 and $464,064 at June 30, 1995                       851,129        895,853
Patent fees and other intangibles, net of
 accumulated amortization of $883,515 at
 December 31, 1995 and $682,995 at June 30, 1995   1,339,346      1,371,269
Other                                                332,524        342,484
- -----------------------------------------------------------------------------
                                                 $63,163,310    $56,699,968
=============================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

- -----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
- -----------------------------------------------------------------------------

                                                December 31,     June 30,
                                                   1995            1995
                                                (Unaudited)     (Audited)
- -----------------------------------------------------------------------------
Current liabilities:
 Accounts payable                               $ 2,880,880    $ 2,258,695
 Customer advances and deferred income              514,865        462,050
 Income taxes payable                             1,529,796      2,201,898
 Accrued liabilities:
   Commissions payable                            2,160,898      1,767,139
   Compensation payable                             207,829         89,532
   Property, payroll, and other taxes               201,295        146,219
   Accrued warranty and installation expenses     1,722,000      1,555,000
   Other                                            201,066        123,669

- -----------------------------------------------------------------------------
Total current liabilities                         9,418,629      8,604,202
Minority interest in subsidiary                      60,752            -

Shareholders' equity:
 Common stock--authorized 10,000,000 shares
   of $.01 par value; issued and outstanding
   8,172,555 shares at December 31, 1995
   and 7,988,190 at June 30, 1995                    81,726         53,255
 Capital in excess of par value                  17,394,924     15,438,402
- -----------------------------------------------------------------------------
                                                 17,476,650     15,491,657

 Retained earnings                               36,193,770     32,622,240
 Unrealized appreciation in
  marketable securities                              42,839            -
 Cumulative translation adjustment                  (29,330)       (18,131)

- -----------------------------------------------------------------------------
                                                 53,683,929     48,095,766
- -----------------------------------------------------------------------------
                                                $63,163,310    $56,699,968
=============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

- -----------------------------------------------------------------------------
                           Three months ended          Six months ended
                       December 31,  December 31,  December 31,  December 31,
                          1995          1994          1995          1994
- -----------------------------------------------------------------------------

REVENUES
Equipment sales and
   other revenue           $16,934,285  $10,450,226  $29,294,274  $19,563,508
- -----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                7,677,353    4,167,632   13,052,066    7,721,116
Research and development     1,564,806    1,076,447    2,871,432    2,004,603
Selling and marketing        3,559,406    2,522,872    6,338,899    4,546,898
General and administrative   1,380,357      726,088    2,881,572    1,603,006
- -----------------------------------------------------------------------------
                            14,181,922    8,493,039   25,143,969   15,875,623
- -----------------------------------------------------------------------------

Earnings from operations     2,752,363    1,957,187    4,150,305    3,687,885
- -----------------------------------------------------------------------------

OTHER INCOME
Interest income                385,023      316,443      784,250      625,219
Other                          (76,815)      61,387      (87,869)     134,746
- -----------------------------------------------------------------------------
                               308,208      377,830      696,381      759,965
- -----------------------------------------------------------------------------

Earnings before provision
 for income taxes            3,060,571    2,335,017    4,846,686    4,447,850
Provision for income taxes     816,783      583,521    1,275,156    1,131,925
- -----------------------------------------------------------------------------

NET INCOME                 $ 2,243,788  $ 1,751,496  $ 3,571,530  $ 3,315,925
=============================================================================

Net income per common and
 common equivalent share         $0.25        $0.20        $0.41        $0.38
=============================================================================


Weighted average number of
 common and common equivalent
 shares                      8,841,284    8,822,376    8,783,034    8,741,235
=============================================================================


See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- -----------------------------------------------------------------------------
                                                    Six months ended
                                               December 31,    December 31,
                                                   1995           1994
- -----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                    $3,571,530     $3,315,925
 Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                 754,925        686,180
    Minority interest in subsidiary                60,752        (37,489)
 Changes in assets and liabilities:
    Receivables                                (4,131,405)    (3,978,475)
    Inventories                                (1,820,359)    (1,598,494)
    Prepaid expenses                              (54,220)       (28,819)
    Deferred income taxes                        (267,000)      (154,000)
    Accounts payable                              610,986        203,979
    Customer advances and deferred income          52,815         21,238
    Accrued liabilities                           811,529        397,091
    Income taxes payable                         (672,102)       (34,828)
- -----------------------------------------------------------------------------

Net cash used in operating activities          (1,082,549)    (1,207,692)
- -----------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities                   -       (1,042,910)
 Maturities of marketable securities            3,539,600      2,816,830
 Additions to property, plant and equipment      (491,245)      (602,245)
 Patent fees                                     (168,597)      (142,620)
 Distributor fee                                      -          (45,200)
- -----------------------------------------------------------------------------

Net cash provided by investing activities      $2,879,758      $  983,855
- -----------------------------------------------------------------------------

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

- -----------------------------------------------------------------------------

                                                      Six months ended
                                                December 31,    December 31,
                                                    1995            1994
- -----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options             678,860      206,468
 Income tax benefit from stock option exercises    1,306,133      201,822

- -----------------------------------------------------------------------------

Net cash provided by financing activities          1,984,993      408,290

- -----------------------------------------------------------------------------

Net increase in cash and cash equivalents          3,782,202      184,453

Cash and cash equivalents at beginning of period   2,577,655      702,581

- -----------------------------------------------------------------------------

Cash and cash equivalents at end of period        $6,359,857   $  887,034
=============================================================================

Supplemental disclosure of cash flow information:
 Incomes taxes paid                               $  907,450   $1,118,930
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

(2) INVENTORIES

    Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

- -----------------------------------------------------------------------------
                                        December 31,   June 30,
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

Liquidity and Capital Resources
- -------------------------------

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



                                   LUNAR CORPORATION
                                   (Registrant)




Date:  February 12, 1996           /s/ Richard B. Mazess
- ------------------------           -----------------------------
                                   Richard B. Mazess
                                   President
                                   (Principal Executive Officer)




Date:  February 12, 1996           /s/ Robert A. Beckman
- ------------------------           ----------------------------
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