Form 10-Q/A
period 1996-03-31
LUNAR CORP
filed 1996-09-27
CIK 864906

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q/A
                           AMENDMENT NO. 2

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

                                 FORM 10-Q/A
                               AMENDMENT NO. 2

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
=============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

- -----------------------------------------------------------------------------
                              Three months ended        Nine months ended
                            March 31,    March 31,    March 31,   March 31,
                              1996         1995         1996        1995
- -----------------------------------------------------------------------------

REVENUES
Equipment sales and
 other revenue            $17,287,382  $12,230,814  $46,581,656  $31,794,322
- ----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales               7,881,762    5,687,011   20,933,828   13,408,128
Research and development    1,489,424    1,085,119    4,360,856    3,089,721
Selling and marketing       3,606,054    2,613,444    9,944,953    7,160,342
General and administrative    835,945      979,877    3,717,517    2,582,883
- ----------------------------------------------------------------------------

                           13,813,185   10,365,451   38,957,154   26,241,074
- ----------------------------------------------------------------------------

Earnings from operations    3,474,197    1,865,363    7,624,502    5,553,248
- ----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income               409,877      339,997    1,194,127      964,795
Other                        (121,785)     136,082     (209,654)     271,249
- ----------------------------------------------------------------------------

                              288,092      476,079      984,473    1,236,044
- ----------------------------------------------------------------------------

Earnings before provision
 for income taxes           3,762,289    2,341,442    8,608,975    6,789,292
Provision for income taxes  1,174,000      574,055    2,449,156    1,705,980
- ----------------------------------------------------------------------------

NET INCOME                $ 2,588,289  $ 1,767,387  $ 6,159,819  $ 5,083,312
============================================================================

Net income per common and
 common-equivalent share        $0.29        $0.20        $0.70        $0.58
============================================================================

Weighted average number of
 common and common-equivalent
 shares                     8,999,794    8,839,865    8,854,880    8,773,239
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