Form 10-K
period 1996-06-30
LUNAR CORP
filed 1996-09-30
CIK 864906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934
(Mark one)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended June 30, 1996
                                        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the Transition Period from            to
                                           -----------    -----------
                          Commission file number 0-18643

                                Lunar Corporation
                            -------------------------
              (Exact name of registrant as specified in its charter)

               Wisconsin                                       39-1200501
  ------------------------------------                  ----------------------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                       Identification No.)

       313 West Beltline Highway
           Madison, Wisconsin                                    53713
- ---------------------------------------                -----------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number (including area code):  (608) 274-2663
        Securities registered pursuant to Section 12(b) of the Act:  None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 26, 1996, there were issued and outstanding 8,536,065 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $178,691,770 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lunar Corporation Proxy Statement for its 1996 Shareholders Meeting to be held on November 21, 1996 (Part III)

                                LUNAR CORPORATION
                              ---------------------

                                     INDEX TO
                            ANNUAL REPORT ON FORM 10-K
                           FOR YEAR ENDED JUNE 30, 1996

Page
- ----
Part I
Item 1        Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item 3        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .9
Item 4        Submission of Matters to a Vote of Security Holders . . . . . . 10
              Executive Officers of the Registrant. . . . . . . . . . . . . . 10
Part II
Item 5        Market for Registrant's Common Equity and
              Related Stockholder Matters . . . . . . . . . . . . . . . . . . 11
Item 6        Selected Financial Data . . . . . . . . . . . . . . . . . . . . 11
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . 13
Item 8        Financial Statements and Supplementary Data . . . . . . . . . . 17
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . . . 33
Part III
Item 10       Directors and Executive Officers
              of the Registrant . . . . . . . . . . . . . . . . . . . . . . . 33
Item 11       Executive Compensation. . . . . . . . . . . . . . . . . . . . . 34
Item 12       Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . . . . . . . . . . 34
Item 13       Certain Relationships and Related Transactions. . . . . . . . . 34
Part IV
Item 14       Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 34

Index to Consolidated Financial Statements and
 Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . 35

Report of Independent Auditors on Financial
 Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

Schedule II - Valuation and Qualifying Accounts
 for each of the years ended June 30, 1996,
 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Index to Exhibits.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

                                      PART I

ITEM 1.  BUSINESS
- -----------------

INTRODUCTION

     Lunar Corporation develops products for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Except as the context otherwise requires, as used herein the terms "Lunar" and the "Company" mean Lunar Corporation, its wholly owned subsidiaries Lunar GmbH, Lunar Europe, N.V., Bona Fide, Ltd., and Lunar FSC, Inc. On May 8, 1996, the Company distributed to its shareholders of record as of April 24, 1996 all of the shares of common stock owned by Lunar of Lunar's 97% owned subsidiary, Bone Care International, Inc. ("Bone Care"), and its subsidiary, Continental Assays Corporation. The Company develops and sells bone densitometers, which are specialized scanning systems used to aid in the diagnosis and monitoring of bone disease by measuring the density of the bone. The Company is also the exclusive distributor in the United States of the Artoscan extremity Magnetic Resonance Imaging ("MRI") scanner. The Artoscan is manufactured by ESAOTE Biomedica SPA, a medical device company based in Italy.

     BACKGROUND ON OSTEOPOROSIS

     Osteoporosis is a disease generally associated with aging and characterized by excessive loss of bone mineral, resulting in decreased bone density over time. Demineralization weakens bone so that minor physical stress can cause debilitating fractures, usually in the wrists, hips, and spine. These fractures can result in disfigurement, decreased mobility, and, in some cases, extensive hospitalization and chronic nursing home care.

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

     Bone densitometer technology is based on the fact that bone absorbs x-ray photons at a different rate than does soft tissue. Photons are directed at the body, and their differential absorption is measured. Single-photon absorptiometry ("SPA") scanners have been available since 1972 to measure bone density at the extremities, such as the forearm and heel bone. In the 1980s, DPA and DEXA scanners have been developed to measure bone density in the spine and the hip, which are more clinically significant areas of the skeleton. SPA and DPA scanners employ a radioactive source; DEXA scanners generate radiation using a conventional x-ray tube. DEXA scanners are accurate, have a low precision error, are safe because they emit low radiation, have scanning times of approximately 5 minutes, and have a low operating cost.

     In recent years, ultrasound technology has been developed to measure the bone density of certain extremity sites. Ultrasound bone densitometers are less expensive than DEXA bone densitometers, and since they use nonionizing radiation, ultrasound bone densitometers encounter fewer regulatory and licensing requirements as compared to DEXA bone densitometers.

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

     In the United States, the Health Care Finance Administration ("HCFA") has been reviewing the status of reimbursement for DEXA scans. In December 1993, HCFA published proposed reimbursement rates for DEXA scans. However, HCFA has not set national policy at this time requiring the Medicare carriers to adopt reimbursement. However, all Medicare carriers have elected to implement reimbursement for DEXA scans.

     While many private insurance carriers have elected to provide reimbursement for DEXA scans, a significant number of private carriers, including many of the Blue Cross/Blue Shield organizations in the most populous states, do not currently provide reimbursement for DEXA scans. California, Florida, Oklahoma, Tennessee and Texas have passed legislation requiring that all private insurance carriers cover DEXA scans. The Company believes that if HCFA decides to set a national policy requiring reimbursement for DEXA scans throughout the United States, those private carriers not covering DEXA might reconsider their policy.

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

     Calcitonins are approved for marketing and sale in the United States for the treatment of osteoporosis. Calcitonins seem to prevent further bone loss, but do not stimulate bone formation. Miacalcin nasal spray, by Sandoz Pharmaceuticals, is a nasal delivery formulation which was approved for sale by the Food and Drug Administration ("FDA") in the United States in 1995.

     A bisphosphonate (Fosamax) was recently approved for marketing and sale in the United States for the treatment of osteoporosis. Studies have shown that bisphosphonates appear to inhibit bone resorption without interrupting normal bone formation, thereby increasing bone mass and possibly reducing vertebral fractures. Merck & Co., Inc., developed a bisphosphonate called Fosamax which was approved by the FDA for treatment of osteoporosis in the United States in 1995.

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

THE COMPANY'S PRODUCTS

     BONE DENSITOMETER SYSTEMS

     The first commercial bone densitometers utilized SPA, a method which was developed at the University of Wisconsin - Madison, Department of Medical Physics, by investigators including Drs. Richard B. Mazess, James Sorenson, and John Cameron. SPA, which uses photons at a single-energy level, became commercially available in 1972 and was widely utilized in research. During the 1970s, Dr. Richard B. Mazess, James A. Hanson, Philip Judy, Walter Peppler, Charles Wilson, and other researchers at the University of Wisconsin - Madison, Department of Medical Physics, developed a DPA scanner which used photons of two energy levels. Dr. Mazess organized Lunar to focus on the diagnosis and monitoring of osteoporosis and to market bone densitometers using DPA. Lunar sold approximately 700 DPA scanners from 1981 to 1988, which the Company believes constituted a majority of the worldwide sales of DPA scanners during that period. In June 1988, Lunar introduced its DEXA system, the DPX, which replaced the radioactive source with an x-ray source thereby allowing for faster scan times and improved precision. In March 1990, Lunar began shipping the DPX-L, an enhanced version of the DPX. In February 1991, Lunar began shipping the DPX-alpha, a smaller "compact" version of the DPX-L, designed for clinics and private hospitals. In October 1991, Lunar began international shipment of the Achilles ultrasound device, a lower-cost bone densitometer which uses ultrasound technology to measure the bone density of the heel bone. In 1993, the Company commercially introduced the EXPERT, a high-end imaging bone densitometer. In 1995, the Company introduced the DPX-SF, the smallest spine/femur DEXA densitometer. DPX-SF is compact and mobile, yet produces the precise AP spine and proximal femur scans preferred by researchers and clinicians. In April 1996, the Company introduced the DPX-IQ densitometer, which offers better image quality and a tenfold lower radiation dose than competitive densitometers.

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

     FLUOROSCOPIC C-ARM. The Company introduced a fluoroscopic C-arm for extremity imaging at the 1996 Conference of the American Academy of Orthopedic Surgeons. ORCA utilizes digital imaging capabilities coupled with proprietary processing techniques to produce distortion-free images, particularly of bone. ORCA is designed for the orthopedic and radiology market.

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

     In the United States, Lunar markets and sells its bone densitometers through a direct sales force and one independent sales representative. Lunar had 99 employees engaged in the marketing, sales support, and service of bone densitometry equipment as of June 30, 1996.

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

     No individual end user accounted for more than 2% of Lunar's sales for the fiscal year ended June 30, 1996. For the years ended June 30, 1994, 1995, and 1996, approximately 75%, 73%, and 55% of sales, respectively, were to customers located in foreign countries. For the fiscal years ended June 30, 1994, 1995, and 1996, sales to the Company's distributor in Japan accounted for 17% ($5,086,848), 21% ($9,170,611), and 13% ($8,580,406) of the Company's sales in the respective years. Since a significant amount of the Company's sales are made to distributors, the loss at any time of a distributor accounting for 10% or more of the Company's sales could have a material adverse effect on the Company.

     As of June 30, 1996, substantially all of the Company's backlog was deliverable within 120 days. Orders included in backlog may generally be canceled or rescheduled by customers, without significant penalty, and therefore cannot be considered firm. Also, the Company's revenues tend to be somewhat seasonal, generally being lower in the first fiscal quarter due primarily to lower activity in Europe in the summer months.

     MANUFACTURING. Lunar's manufacturing operations consist primarily of assembly, testing, and quality control. Lunar purchases a majority of the parts and peripheral components for its systems and manufactures certain subsystems, such as the x-ray tube head, from basic components. Parts and materials are generally readily available from several supply sources.

SPINOFF OF BONE CARE

     From its inception, Bone Care has focused on the development of one-alpha D-2, a vitamin D compound. Lunar independently researched and patented several other novel vitamin D compounds from 1988 to 1995. In October 1995, Lunar contributed its ownership of Continental Assays Corporation, and all of its vitamin D-related assets with a book value of $175,867, and forgave intercompany loans receivable of $634,683 in exchange for 1,806,075 shares of Bone Care common stock. Lunar also contributed $10,000,000 in exchange for 1,698,674 shares of Bone Care common stock on May 8, 1996 and reimbursed Bone Care $725,000 for tax savings realized in prior years when Bone Care losses were included in Lunar's consolidated tax returns. On May 8, 1996, Lunar distributed all of its shares of Bone Care to Lunar shareholders of record as of April 24, 1996 in a transaction intended to qualify as a tax-free distribution. The shares distributed to Lunar shareholders represent 97% of the total outstanding Bone Care shares as of the date of the distribution.

     Bone Care entered into a Transition Agreement with the Company, pursuant to which certain employees of the Company will perform administrative services for Bone Care. Such services include legal, treasury, accounting, insurance and employee benefit administration. As compensation, Bone Care pays the Company a monthly fee of $7,000. The Company leases 3,000 square feet of office space to Bone Care for $2,000 per month under the Transition Agreement. The term of the Transition Agreement is three years; however, Bone Care may terminate the agreement by giving the Company 90 days advance written notice.

MAGNETIC RESONANCE IMAGING SYSTEM

     On September 21, 1993, the Company signed an exclusive distributor agreement with ESAOTE Biomedica Spa, a medical device manufacturer based in Italy, to distribute the Artoscan dedicated MRI system in the United States and Canada. The Artoscan is a specialized MRI scanner suitable for imaging extremities such as knees, wrists, and ankles. The Company sells the Artoscan in the United States for less than $350,000, which is significantly below competitive whole body MRI systems. The Company believes that this lower price, and the fact that installation and siting costs associated with the Artoscan are minimal may be attractive to radiologists, orthopedists, sports medicine specialists, and other MRI users to buy the product. Under the agreement with ESAOTE Biomedica, Lunar is required to meet certain minimum annual purchase commitments.

PATENTS AND PROPRIETARY RIGHTS

     Lunar relies in part upon know-how, trade secrets, trademarks and copyrights, and patents to protect technology which it considers important to the development of its business.

     Although the Company believes patents are not critical in protecting its competitive advantage in x-ray bone densitometry, it has obtained a number of United States patents relating to its technology. A United States patent has been issued to the Company on the Company's patient position holder which is used to perform lateral scans of the spine with the patient in the lateral decubitus position. A foreign counterpart application is pending in Europe. The Company has received a United States patent relating to the measurement of bone mineral density in bone adjacent to a prothesis. Several United States patents have been issued which are related to the Company's new EXPERT densitometer. Several of these patents relate to the morphometric capabilities of EXPERT and EXPERT's ability to identify osteophytes. Foreign counterpart applications are pending for all of these patents. The Company has received a U.S. design patent covering the unique appearance of EXPERT.

     The Company has had issued a number of United States patents relating to various aspects of its ultrasound bone densitometry technology. Foreign counterparts to these United States patents are pending in Europe and Japan. The Company has filed U.S. patent applications covering unique features of ORCA.
The Company intends to file foreign counterpart applications covering the ORCA.

     The Company has obtained United States and foreign trademark registrations for "LUNAR," "DPX," and "Achilles." Applications for trademark registration are being sought worldwide for "EXPERT," "LUNAR Expert," "DPX-IQ," and "ORCA."

     The Company claims international copyright in its software, user's manuals, customer brochures, and advertising materials.

     The Company also relies on unpatented trade secrets. The Company requires its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship with the Company. The agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by the individual during his employment and relating to the business of the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. Additionally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology.

     For information regarding patent litigation, see Item 3 below.

COMPETITION

     The medical instrumentation industry is highly competitive and characterized by continual change and improvement in technology. Many of the companies in the medical instrumentation industry have significantly greater research, manufacturing, marketing, and financial resources than the Company. To date, the market for bone densitometer systems has been characterized by companies such as Lunar which specialize in instruments for bone density measurement.

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

REGULATION

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

     DPX Bone Densitometer                   June 1988
     DPX Total Body Software                 June 1989
     Population Reference Data               April 1990
     DPX-L/DPX-alpha Bone Densitometers      December 1990
     Lateral Spine Software                  August 1991
     Forearm                                 February 1992
     Orthopedics                             February 1992
     EXPERT Bone Densitometer                April 1995
     Morphometry Software                    May 1995
     ORCA                                    May 1996

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

     Export clearance for the Company's products varies by country. Generally if FDA 510(k) or premarket approval is received in the United States, there are no other export clearances required. Even in the absence of the FDA clearances, many countries generally only require the company to comply with safety standards. An exception to the above requirements is Japan which requires Ministry of Health and Welfare approval.


RESEARCH AND DEVELOPMENT

     As of June 30, 1996, the Company had 42 employees engaged in research and development. During fiscal 1994, 1995, and 1996, Lunar's research and development expenses were $2.7 million, $4.3 million, and $5.6 million, respectively.

PRODUCT LIABILITY INSURANCE

     The Company maintains product liability insurance and considers its current level of product liability insurance coverage to be adequate. While the Company has not experienced any material product liability claims to date, if such claims arise in the future, they could have a material adverse effect on the Company.

EMPLOYEES

     As of June 30, 1996, Lunar had 225 full-time employees, including 65 in manufacturing operations; 42 in research and development; 99 in marketing, sales support, and service; and 19 in finance and administration. None of the Company's employees is represented by a union. The Company considers its employee relations to be excellent.

GLOSSARY OF DEFINED TERMS

1-alpha-D-2 - one alpha hydroxyvitamin D-2
Bone Care - Bone Care International, Inc.
CT - computer tomographic
DEXA - dual-energy x-ray absorptiometry
DPA - dual-photon absorptiometry
ERT - estrogen replacement therapies
FDA - Food and Drug Administration
FDA Act - United States Food, Drug, and Cosmetic Act
HCFA - Health Care Finance Administration
Hologic - Hologic, Inc.
MRI - magnetic resonance imaging
NOF - National Osteoporosis Foundation
NRC - Nuclear Regulatory Commission
SPA - single-photon absorptiometry

ITEM 2.  PROPERTIES
- -------------------

     The Company occupies a building of approximately 70,000 square feet on approximately 3 acres in Madison, Wisconsin. The Company's facilities were acquired in 1986. During fiscal year 1994, the Company spent approximately $1,120,000 to construct a 30,000-square-foot addition to its existing building. The Company also leases office facilities in Germany and Belgium.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     PATENT LITIGATION: During fiscal 1995 and part of fiscal year 1996, the Company was involved in patent litigation with Hologic, Inc., a Massachusetts-based competitor. On November 22, 1995, the Company signed a definitive agreement with Hologic settling all disputes between the parties. The agreement provides for certain continuing payments between the companies related to future sales, the net effect of which Lunar does not believe will be material to its revenues or earnings. The agreement also provides that the companies will not engage each other in patent litigation in the area of x-ray densitometry and ultrasound for a ten-year period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- --------------------------------------------------------------

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     As of September 25, 1996, the executive officers of the Registrant are as follows:

NAME                               AGE       TITLE
- ----                               ---       -----
Richard B. Mazess, Ph.D.           57        President

James A. Hanson, Ph.D.             46        Vice President - Marketing

Robert A. Beckman                  42        Vice President - Finance

Carl E. Gulbrandsen, Ph.D., J.D.   49        Corporate General Counsel
                                               and Secretary

     Dr. Richard B. Mazess, the founder of the Company, has been President and a director of the Company since its inception. Dr. Mazess became Professor Emeritus of Medical Physics at the University of Wisconsin - Madison in 1985, and has been on the faculty of the Department of Medical Physics since 1968.
Dr. Mazess has authored over 100 scientific publications on bone, bone measurement, and body composition; he also has edited several books and has served on the editorial boards of several medical journals. Dr. Mazess has organized various international scientific meetings on bone measurement and osteoporosis.

     Dr. James A. Hanson, Vice President of Marketing, joined the Company in September 1984. From July 1980 to August 1984, Dr. Hanson was on the faculty of the Department of Radiology at the University of Washington, Seattle, Washington, and from 1979 to 1980, he was a Researcher at the University of Wisconsin - Madison, Department of Medical Physics.

     Robert A. Beckman joined the Company in June 1986 as Controller, has been Vice President of Finance since 1987. Mr. Beckman is a Certified Public Accountant.

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



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
- ----------------------------------------------------------------------

     The following table sets forth high and low sales prices as reported on the NASDAQ National Market System for fiscal year 1996 and 1995. These prices have been adjusted for the December 1995 3-for-2 stock split.

                                   First   Second     Third     Fourth
                1996              Quarter  Quarter    Quarter  Quarter
                ----              -------  -------    -------  -------
                High              $22.83    $29.33    $49.50    $48.25
                Low                17.00     20.58     25.50     32.75

                1995
                ----
                High               12.17     12.83     13.67     18.83
                Low                 7.50     10.58     10.00     12.50

        On June 30, 1996, the Company's common stock was held by approximately 1,750 stockholders of record or through nominee or street name accounts with brokers.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

        The following selected consolidated financial data for each of the five years in the period ended June 30, 1996 have been derived from the audited consolidated financial statements of LUNAR. The consolidated financial statements for the fiscal years ended June 30, 1992 through 1996 have been audited by KPMG Peat Marwick LLP, independent public accountants. References to a year are to LUNAR's fiscal year ended June 30, unless otherwise designated.

        The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                               STATEMENTS OF INCOME

                                                   Year Ended June 30,
                                       1996      1995     1994    1993     1992
                                       ----      ----     ----    ----     ----
                                         (in thousands, except per-share data)
REVENUES
Equipment sales and other
 revenue                              $66,859 $44,572  $30,027  $24,654  $22,155
Licensing revenue                           0       0        0    1,489    1,861
- --------------------------------------------------------------------------------
                                       66,859  44,572   30,027   26,143   24,016

OPERATING EXPENSES
Cost of sales                          30,236  18,871   11,720    8,743    8,359
Research and development                5,610   4,349    2,744    3,348    2,461
Sales and marketing                    14,447   9,813    6,783    6,049    4,557
General and administrative              4,731   4,327    2,532    2,073    2,129
- --------------------------------------------------------------------------------
                                       55,024  37,360   23,779   20,213   17,506
- --------------------------------------------------------------------------------
Income from operations                 11,835   7,212    6,248    5,930    6,510

OTHER INCOME (EXPENSE)
Interest income                         1,549   1,312    1,229    1,046      887
Interest expense                            0       0        0      (5)     (29)
Settlement of lawsuit                       0       0        0        0    (175)
Other                                   (238)     328      178        4     (40)
- --------------------------------------------------------------------------------
                                        1,311   1,640    1,407    1,045      643
- --------------------------------------------------------------------------------
Income before income taxes             13,146   8,852    7,655    6,975    7,153

Income tax expense                      3,910   2,151    1,849    1,793    1,837
- --------------------------------------------------------------------------------
Net income before
 extraordinary item                     9,236   6,701    5,806    5,182    5,316

Extraordinary item - utilization
 of tax loss carryforward                   0       0        0        0      436
- --------------------------------------------------------------------------------

NET INCOME                             $9,236  $6,701   $5,806   $5,182   $5,752
================================================================================
PER COMMON AND COMMON EQUIVALENT SHARE
Net income before
 extraordinary item                      1.04     .76      .68      .61      .62
Extraordinary item - utilization
 of tax loss carryforward                   0       0        0        0      .05
- --------------------------------------------------------------------------------

NET INCOME PER SHARE                    $1.04    $.76     $.68     $.61     $.67
================================================================================

Weighted average shares
 outstanding                            8,908   8,824    8,526    8,474    8,570


                                  BALANCE SHEETS

                                                    As of June 30,
                                       1996      1995     1994   1993      1992
                                       ----      ----     ----   ----      ----
                                                   (in thousands)
Working capital                       $38,999 $33,140  $17,603  $29,531  $26,971
Total assets                           62,872  56,700   45,515   38,369   33,336
Long-term liabilities                       0       0        0        0      433
Shareholders' equity                   52,405  48,096   40,451   34,437   29,101



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


                     STATEMENTS OF INCOME (percent of sales)


                                                   Year Ended June 30,
                                                 1996      1995      1994
                                                -----     -----     -----
             REVENUES                            100%      100%      100%

             OPERATING EXPENSES
                Cost of sales                     45        42        39
                Research and development           8        10         9
                Sales and marketing               22        22        23
                General and administrative         7        10         8
- -----------------------------------------------------------------------------
                                                  82        84        79
- -----------------------------------------------------------------------------
                Income from operations            18        16        21

             OTHER INCOME (EXPENSE)
                Interest income                    2         3         4
                Other, net                         0         1         0
- -----------------------------------------------------------------------------
                                                   2         4         4
- -----------------------------------------------------------------------------
                Income before income taxes        20        20        25
                Income tax expense                 6         5         6
- -----------------------------------------------------------------------------
             NET INCOME                          14%       15%       19%
=============================================================================


     YEAR ENDED JUNE 30, 1996 VERSUS 1995 -- Equipment sales and other revenue increased 50% to $66,859,000 in fiscal year 1996, from $44,572,000 in fiscal year 1995. Sales by product line are summarized as follows:

                                          Revenues by Product
                                           (in thousands)

                                       Fiscal Year  Fiscal Year
                                           1996        1995
                                          -----        ----
                         DPX            $41,048      $24,231
                         EXPERT          10,351        5,269
                         Achilles         5,054        7,211
                         Artoscan         6,245        5,320
                         Other            4,161        2,541
                                        -------      -------
                                        $66,859      $44,572
                                        =======      =======


     The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 12 months. The increase in EXPERT shipments is the result of solving several problems related to detector production experienced in prior fiscal years. Achilles sales decreased in fiscal year 1996 as compared to fiscal year 1995 due to lower sales in Japan caused by cutbacks in government-sponsored programs to support low-cost densitometry. The increase in Artoscan sales is a result of increased acceptance of the system, particularly by orthopedic surgeons.

     Cost of sales as a percentage of equipment sales increased to 45% in the year ended June 30, 1996 from 42% in the year ended June 30, 1995. This increase is primarily a result of increased sales of the lower-margin EXPERT and Artoscan extremity MRI products, and proportionately less sales of the higher-margin Achilles.

     Research and development expenditures increased to $5,610,000 in fiscal year 1996 from $4,349,000 in fiscal year 1995. This increase is primarily attributable to expenditures related to the development of the DPX-IQ bone densitometer and the ORCA mini C-arm. Bone Care, the Company's 97.3% owned pharmaceutical development subsidiary, also increased expenditures for clinical testing of 1-alpha D2 in the treatment of secondary hyperparathyroidism associated with end-stage renal disease. The Company spun off Bone Care to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The future costs of these clinical trials and any other costs related to the research and development of vitamin D compounds will therefore no longer be included in the Company's consolidated net income. Vitamin D-related expenses were $972,000 in fiscal year 1996 and $882,000 in fiscal year 1995.

     Sales and marketing expenses increased to $14,447,000 in fiscal year 1996 from $9,812,000 in fiscal year 1995, representing 22% of equipment sales in both years. During fiscal 1996, LUNAR expanded the number of direct sales representatives and sales and marketing administration staff in the United States in response to higher customer demand levels.

     General and administrative expenses increased to $4,731,000 in fiscal year 1996 from $4,327,000 in fiscal year 1995. This increase is primarily attributable to higher legal expenses. LUNAR had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled on November 22, 1995.

     Interest income increased to $1,550,000 in fiscal year 1996 from $1,313,000 in fiscal year 1995. In fiscal year 1996, increased interest income from the Company's higher level of financed trade receivables in South America more than offset the decreased interest income from a lower level of marketable securities. In connection with the Bone Care spin-off the Company transferred $10,725,000 to Bone Care. This transfer will reduce the Company's interest income in future periods.

     The effective tax rate averaged 30% in fiscal year 1996 and 24% in fiscal year 1995. The Company's effective rate is below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income. The effective tax rate was higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from foreign sales corporation treatment.

     YEAR ENDED JUNE 30, 1995 VERSUS 1994 -- Equipment sales and other revenue increased 48% to $44,572,000 in fiscal year 1995, from $30,027,000 in fiscal year 1994. Sales by product line are summarized as follows:

                                          Revenues by Product
                                           (in thousands)

                                       Fiscal Year  Fiscal Year
                                           1995        1994
                                           ----        ----
                         DPX            $24,231     $ 22,554
                         EXPERT           5,269          588
                         Achilles         7,211        3,733
                         Artoscan         5,320        1,135
                         Other            2,541        2,017
                                        -------      -------
                                        $44,572      $30,027
                                        =======      =======

     Equipment sales continued to benefit from growing acceptance of bone densitometers as a method to diagnose patients for osteoporosis. EXPERT shipments were limited to some extent due to difficulties in obtaining adequate supplies of a component. The DPX bone densitometer also experienced higher sales, but, due to competitive pressures, the average selling price per unit decreased. Geographically, sales increases were particularly strong in North America and Asia.

     Cost of sales as a percentage of equipment sales increased to 42% in the year ended June 30, 1995 from 39% in the year ended June 30, 1994. This increase is primarily a result of increased competition in the DPX product line, and increased sales of the lower-margin EXPERT and Artoscan extremity MRI products.

     Research and development expenditures increased to $4,349,000 in fiscal year 1995 from $2,744,000 in fiscal year 1994. This increase is primarily attributable to expenditures related to the EXPERT bone densitometer. The Company also incurred increased research and development costs to develop Achilles+, an improved version of the Achilles ultrasound bone densitometer. LUNAR spent approximately $882,000 on vitamin D-related research in fiscal year 1995 compared to approximately $636,000 in fiscal year 1994. These expenditures were targeted toward the development of 1a-OH-D2 for secondary hyperparathyroidism associated with end-stage renal disease and preliminary investigation of other vitamin D compounds.

     Sales and marketing expenses increased to $9,813,000 in fiscal year 1995 from $6,783,000 in fiscal year 1994, representing a decrease to 22% of fiscal year 1995 equipment sales from 23% in fiscal 1994. This decrease is primarily attributable to lower average selling costs associated with sales of Achilles densitometers.

     General and administrative expenses increased to $4,327,000 in fiscal year 1995 from $2,532,000 in fiscal year 1994. This increase is primarily attributable to higher legal expenses. LUNAR had been involved in several patent lawsuits with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits resulted in approximately $1,100,000 in legal expenses in fiscal year 1995.

     Interest income increased to $1,312,000 in fiscal year 1995 from $1,229,000 in fiscal year 1994. In fiscal year 1995, increased interest income from the Company's higher level of financed trade receivables in South American more than offset the decreased interest income from a lower level of marketable securities. Interest income in fiscal year 1994 includes $65,000 of nonrecurring interest income related to an income tax recovery from the final settlement of a prior year tax issue with the Internal Revenue Service.

     The effective tax rate averaged 24% in both fiscal year 1995 and 1994. The provision for income taxes for fiscal year 1995 includes research and development credits of approximately $215,000 due to higher research and development expenditures during the fiscal year. The provision for income taxes for fiscal year 1994 is net of a $235,000 income tax recovery related to the final settlement of a prior year tax issue with the Internal Revenue Service. The Company's effective rate is below the 34% federal statutory rate as a result of the benefit if Lunar FSC, Inc. but is partially offset by the provision for state income taxes.


     LIQUIDITY AND CAPITAL RESOURCES -- Total cash and cash equivalents and marketable securities decreased from $18,547,000 at June 30, 1995 to $11,377,000 at June 30, 1996 primarily as a result of the transfer of assets in connection with the Bone Care spin-off.

     Trade accounts receivable increased 51% to $35,625,000 at the year ended June 30, 1996 from $23,606,000 at the year ended June 30, 1995. This increase is primarily due to a 59% increase in sales in the fourth quarter of fiscal year 1996 as compared to the fourth quarter of fiscal year 1995. Financed accounts receivable relating to certain sales in South America (primarily Brazil and Argentina), and extended terms for certain ARTOSCAN system sales also contributed to the increase in trade accounts receivable. Factors affecting the economies of Brazil, Argentina, or other South American countries could affect the Company's collection experience related to the financed accounts receivable from customers in these countries. The increase in trade accounts receivable was financed in part by cash generated from maturities of marketable securities.

     Inventories increased 30% to $8,675,000 on June 30, 1996 from $6,651,000 on June 30, 1995. This increase is primarily attributable to increased sales.

     LUNAR does not have any pending material commitments for capital expenditures. LUNAR believes the existing cash balances and cash generated from operations will be sufficient to fund its operations through fiscal 1997.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENTS OF INCOME
                        LUNAR CORPORATION AND SUBSIDIARIES


Years ended June 30,                       1996            1995           1994
                                           ----            ----           ----
REVENUES                               $66,859,196    $44,571,992    $30,027,152

OPERATING EXPENSES
        Cost of sales                   30,236,372     18,871,021     11,719,686
        Research and development         5,610,321      4,349,414      2,744,090
        Sales and marketing             14,446,553      9,812,468      6,782,800
        General and administrative       4,731,340      4,327,424      2,532,715
- --------------------------------------------------------------------------------

                                        55,024,586     37,360,327     23,779,291
- --------------------------------------------------------------------------------

INCOME FROM OPERATIONS                  11,834,610      7,211,665      6,247,861

OTHER INCOME (EXPENSE)
        Interest income                  1,549,786      1,312,500      1,228,905
        Other                            (237,952)        327,600        178,485
- --------------------------------------------------------------------------------
                                         1,311,834     1,640,100       1,407,390
- --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES              13,146,444      8,851,765      7,655,251

INCOME TAX EXPENSE (BENEFIT)
        Currently payable                4,714,000      2,448,503      1,745,264
        Deferred                         (804,000)      (298,000)        104,000
- --------------------------------------------------------------------------------
                                         3,910,000      2,150,503      1,849,264
- --------------------------------------------------------------------------------

NET INCOME                              $9,236,444     $6,701,262     $5,805,987
================================================================================

NET INCOME PER COMMON
        AND COMMON
        EQUIVALENT SHARE                     $1.04          $0.76          $0.68
================================================================================

See accompanying notes to consolidated financial statements.




                           CONSOLIDATED BALANCE SHEETS
                   LUNAR CORPORATION AND SUBSIDIARIES   ASSETS

June 30,                                                    1996         1995
                                                            ----         ----
CURRENT ASSETS
        Cash and cash equivalents                       $ 8,001,582 $ 2,577,655
        Marketable securities                             2,347,400  11,647,041
        Receivables:
           Trade, less allowance for doubtful
           accounts of $2,235,000 in 1996 and
           $1,150,000 in 1995                            27,966,620  19,109,561
           Other                                            328,662     422,728
- -------------------------------------------------------------------------------
                                                         28,295,282  19,532,289
        Inventories:
           Finished goods and work in process             3,920,431   2,388,407
           Materials and purchased parts                  4,755,056   4,262,319
- -------------------------------------------------------------------------------
                                                          8,675,487   6,650,726

        Prepaid expenses                                    161,829     156,451
        Deferred income taxes                             1,984,000   1,180,000
- -------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                     49,465,580  41,744,162

PROPERTY, PLANT AND EQUIPMENT   AT COST
        Buildings and improvements                        2,203,036   2,219,148
        Furniture and fixtures                              669,284     582,206
        Machinery and other equipment                     3,554,535   3,043,258
- -------------------------------------------------------------------------------
                                                          6,426,855   5,844,612

        Less accumulated depreciation and amortization    2,977,468   2,456,356
- -------------------------------------------------------------------------------
                                                          3,449,387   3,388,256

        Land                                                138,858     138,858
- -------------------------------------------------------------------------------
                                                          3,588,245   3,527,114

        Long-term trade accounts receivable               7,658,079   4,496,457
        Long-term marketable securities                   1,028,088   4,322,629
        Excess of cost over fair value of
    net assets of subsidiary acquired,
    net of accumulated amortization of
    $464,064 in 1995                                              0     895,853
        Patents and other intangibles, net
    of accumulated amortization of $832,573
    in 1996 and $682,995 in 1995                            990,382   1,371,269
        Other                                               141,556     342,484
- -------------------------------------------------------------------------------
                                                        $62,871,930 $56,699,968
===============================================================================

See accompanying notes to consolidated financial statements.


                        LUNAR CORPORATION AND SUBSIDIARIES
                       LIABILITIES AND SHAREHOLDERS' EQUITY

June 30,                                                    1996         1995
                                                            ----         ----
CURRENT LIABILITIES
        Accounts payable                                $ 3,508,804 $ 2,258,695
        Customer advances and deferred income               565,364     462,050
        Income taxes payable                                551,852   2,201,898
        Accrued liabilities:
           Commissions payable                            2,502,323   1,767,139
           Compensation payable                             205,236      89,532
           Property, payroll, and other taxes               331,139     146,219
           Accrued warranty and installation expenses     2,570,000   1,555,000
           Other                                            231,809     123,669
- -------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                10,466,527   8,604,202

SHAREHOLDERS' EQUITY
        Common stock   authorized 25,000,000 shares
           of $.01 par value; issued and outstanding,
           8,486,250 shares in 1996 and 7,988,190
           shares in 1995                                    84,863      53,255
        Capital in excess of par value                   22,802,103  15,438,402
- -------------------------------------------------------------------------------
                                                         22,886,966  15,491,657

        Retained earnings                                29,420,314  32,622,240
        Unrealized appreciation in
         marketable securities                               29,122           0
        Cumulative translation adjustment                    69,001     (18,131)
- -------------------------------------------------------------------------------
                                                         52,405,403  48,095,766
- -------------------------------------------------------------------------------
                                                        $62,871,930 $56,699,968
===============================================================================


See accompanying notes to consolidated financial statements.




                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
                                        LUNAR CORPORATION AND SUBSIDIARIES

Years ended June 30, 1996,
Unrealized
1995, and 1994                   Number            Capital in
appreciation   Cumulative
                                   of      Common    excess of      Retained
in marketable  translation
                                 shares     stock   par value       earnings
securities    adjustment       Total
                                --------   -------   -----------   -----------
- ----------    -----------   -----------
BALANCE AT JUNE 30, 1993       7,795,170   $51,968   $14,274,540   $20,114,991

     $0        ($4,890)   $34,436,609

 Issuance of shares under
   stock option plans             42,000       280       118,982             0

      0              0        119,262
 Tax benefit from issuance
   of shares under
   stock option plans                  0         0        76,186             0

      0              0         76,186
 Issuance of stock awards            900         6         6,894             0

      0              0          6,900
 Net income for the year ended
   June 30, 1994                       0         0             0     5,805,987

      0              0      5,805,987
 Translation adjustment                0         0             0             0

      0          5,720          5,720
- --------------------------------------------------------------------------------
- ---------------------------------------

BALANCE AT JUNE 30, 1994       7,838,070    52,254    14,476,602    25,920,978

      0            830     40,450,664

 Issuance of shares under
    stock option plans           149,145       994       497,907             0

      0              0        498,901
 Tax benefit from issuance
    of shares under
    stock option plans                 0         0       454,149             0

      0              0        454,149
 Issuance of stock awards            975         7         9,744             0

      0              0          9,751
 Net income for the year ended
    June 30, 1995                      0         0             0     6,701,262

      0              0      6,701,262
 Translation adjustment                0         0             0             0

      0        (18,961)       (18,961)
- --------------------------------------------------------------------------------
- ---------------------------------------

BALANCE AT JUNE 30, 1995       7,988,190    53,255    15,438,402    32,622,240

      0        (18,131)    48,095,766

 Issuance of shares under
    stock option plans           497,315     4,421     2,085,272             0

      0              0      2,089,693
 Effect of 3 for 2 stock split         0    27,180       (27,180)            0

      0              0              0
 Payment of fractional shares
    resulting from stock split       (30)        0          (875)            0

      0              0           (875)
 Tax benefit from issuance
    of shares under
    stock option plans                 0         0     5,280,585             0

      0              0      5,280,585
 Issuance of stock awards            775         7        25,899             0

      0              0         25,906
 Net income for the year ended
    June 30, 1996                      0         0             0     9,236,444

      0              0      9,236,444
 Spin-off of Bone Care
    International, Inc.                0         0             0   (12,438,370)

      0              0    (12,438,370)
 Unrealized appreciation in
    marketable securities              0         0             0             0

 29,122              0         29,122
 Translation adjustment                0         0             0             0

      0         87,132         87,132
- --------------------------------------------------------------------------------
- ---------------------------------------

BALANCE AT JUNE 30, 1996       8,486,250   $84,863   $22,802,103   $29,420,314

$29,122        $69,001    $52,405,403
================================================================================
=======================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        LUNAR CORPORATION AND SUBSIDIARIES

Years ended June 30,                       1996         1995        1994
                                           ----         ----        ----
CASH FLOWS
     FROM OPERATING ACTIVITIES
     Net income                        $9,236,444  $6,701,262   $5,805,987

ADJUSTMENTS TO RECONCILE
     NET INCOME TO NET CASH
     PROVIDED BY (USED IN)
     OPERATING ACTIVITIES

     Depreciation and amortization      1,365,348   1,383,151      921,873
     Minority interest in
        net income (loss)
        of subsidiary                      79,983     (38,160)     (43,657)
     Changes in assets and liabilities:
        Receivables                   (11,727,295)(10,288,014)  (5,075,422)
        Inventories                    (2,024,761) (3,360,842)  (1,433,392)
        Prepaid expenses                  (52,094)    (32,808)     (86,766)
        Deferred income taxes            (804,000)   (298,000)     104,000
        Accounts payable                1,436,573   1,206,842       55,124
        Customer advances and
         deferred income                  103,314     206,081       36,845
        Accrued liabilities             2,164,204   1,151,630      794,400
        Income taxes payable           (1,650,046)  1,003,846      302,503
- ---------------------------------------------------------------------------

NET CASH PROVIDED BY
     (USED IN) OPERATING ACTIVITIES    (1,872,330) (2,365,012)   1,381,495

See accompanying notes to consolidated financial statements.




                  CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
                        LUNAR CORPORATION AND SUBSIDIARIES

Years ended June 30,                       1996            1995           1994
                                           ----            ----           ----
CASH FLOWS
        FROM INVESTING ACTIVITIES

        Purchases of
          marketable securities         ($700,000)   ($1,042,910)   ($5,754,964)
        Sales and maturities
           of marketable securities    13,132,594      5,786,129      5,886,150
        Additions to property,
           plant, and equipment          (839,703)    (1,155,586)    (2,018,097)
        Patents and other intangibles    (303,664)      (300,597)    (1,249,532)
- --------------------------------------------------------------------------------

NET CASH PROVIDED BY
        (USED IN) INVESTING ACTIVITIES 11,289,227      3,287,036     (3,136,443)

CASH FLOWS
        FROM FINANCING ACTIVITIES

        Proceeds from exercise of
          stock options                 2,114,724        498,901        119,262
        Income tax benefit
           from stock option exercises  5,280,585        454,149         76,186
        Cash distributed with Bone
         Care spin-off                (11,388,279)             0              0
- -------------------------------------------------------------------------------

NET CASH PROVIDED BY
        (USED IN) FINANCING ACTIVITIES (3,992,970)       953,050        195,448
- -------------------------------------------------------------------------------
        Net increase (decrease)
           in cash and cash equivalents 5,423,927      1,875,074     (1,559,500)
        Cash and cash equivalents
           at beginning of year         2,577,655        702,581      2,262,081
- -------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
        AT END OF YEAR                $ 8,001,582    $ 2,577,655      $ 702,581
===============================================================================

SUPPLEMENTAL DISCLOSURE
        OF CASH FLOW INFORMATION
        Income taxes paid            $   1,083,461    $   987,990    $1,302,887
===============================================================================

See accompanying notes to consolidated financial statements.




                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        LUNAR CORPORATION AND SUBSIDIARIES


(1)  Summary of Accounting Policies

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Lunar Corporation (the Company) and its wholly owned subsidiaries, Lunar GmbH, Lunar Europe, N.V., Bona Fide, Ltd., and Lunar FSC, Inc. In May 1996, the Company spun-off its 97% owned subsidiary, Bone Care International, Inc. (Bone Care), and its subsidiary, Continental Assays Corporation (note 2). The accompanying consolidated financial statements reflect the results of operations of Bone Care prior to the date of the spin-off. All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS: Lunar Corporation develops products for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. The Company develops and sells bone densitometers, which are specialized scanning systems used to aid in the diagnosis of bone disease by measuring the density of bone. Lunar GmbH supports customers and sells LUNAR's products in Germany. Lunar Europe, N.V. supports customers and sells LUNAR's products in Belgium and supports customers in other European countries. Bona Fide, Ltd. reviews and analyzes data from clinical trials. Lunar FSC, Inc. is a foreign sales corporation responsible for the sale of LUNAR's products outside of the United States.

     REVENUE RECOGNITION: Revenue is recognized from sales when a product is shipped. Amounts billed for service contracts are recognized as revenue when earned.

     CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     INVENTORIES: Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial and income tax reporting purposes.

     The cost of property and equipment are depreciated over the following estimated useful lives:

        Asset classification                    Estimated useful life
        --------------------                    ---------------------
        Machinery, furniture, and fixtures        5-7 years
        Building and improvements               19-39 years

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF SUBSIDIARY ACQUIRED: Excess of cost over fair value of net assets of subsidiary acquired pertains to Bone Care and was amortized on a straight-line basis over a 15-year period. Bone Care was spun off to LUNAR shareholders in May 1996 (note 2). The excess of cost over fair value of net assets of Bone Care was included in the distribution.

     RESEARCH AND DEVELOPMENT COSTS: Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

     PROVISION FOR WARRANTIES: In the normal course of business, the Company makes certain initial warranties as to material and workmanship. The estimated costs associated with these warranties are accrued at the time of sale.

     INCOME TAXES: Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     MARKETABLE SECURITIES: Marketable securities generally consist of state and municipal bonds with original maturities generally ranging from less than one year to four years. The Company accounts for its investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company classifies its investment securities as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Interest income is recognized when earned.

     INCOME PER SHARE: Income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include stock options, which have been included using the treasury stock method only when their effect is dilutive. Income per share is based upon common and common equivalent shares of 8,907,823, 8,824,265, and 8,526,130 for the years ended June 30, 1996, 1995, and 1994, respectively.

     FOREIGN CURRENCY TRANSLATION: For the Company's foreign subsidiaries, the functional currency is its local currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates. Revenue and expense accounts are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are included as a separate component of shareholders' equity.

     The Company uses forward currency contracts in its management of foreign currency exposures. Realized gains and losses on such contracts are included in other income in the consolidated financial statements. Unrealized gains and losses, which were not significant at June 30, 1996 and 1995, are not recognized.

     USE OF ESTIMATES: In preparing the consolidated financial statements, the Company's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable, customer advances, and accrued liabilities, approximated their carrying values at June 30, 1996 and 1995.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," was issued in 1995. Implementation of SFAS No. 121 is required in the fiscal year commencing July 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is not expected to have a significant impact on the Company's consolidated financial statements.

     SFAS No. 123, "Accounting for Stock-based Compensation," was issued in 1995. Implementation is required in the fiscal year commencing July 1, 1996. SFAS No. 123 establishes a fair value-based method for financial accounting and reporting for stock-based employee compensation plans. The new standard allows compensation to continue to be measured by the intrinsic value-based method of accounting prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in the financial statements. However, expanded disclosure of the impact of the fair value-based method is required. The Company does not expect the adoption of SFAS No. 123 to have a material effect on the Company's consolidated financial position or results of operations.

(2) Spin-off of Subsidiary

     The Company distributed all of its shares of Bone Care to the Company's shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. Previously in October 1995, the Company had contributed its ownership of Continental Assays Corporation, and all other vitamin D-related assets with a book value of $175,867, and forgave intercompany loans receivable of $634,683 for 1,806,075 shares of Bone Care common stock. The Company also contributed $10,000,000 for 1,698,674 shares of Bone Care common stock on May 8, 1996 and reimbursed Bone Care $725,000 for tax savings realized in prior years when Bone Care losses were included in the Company's consolidated tax returns. The shares distributed to the Company's shareholders represent 97% of the total outstanding Bone Care shares as of the date of the distribution.

     Bone Care entered into a Transition Agreement with the Company, pursuant to which certain employees of the Company will perform administrative services for Bone Care. Such services include legal, treasury, accounting, insurance and employee benefit administration. As compensation, Bone Care pays the Company a monthly fee of $7,000. The Company leases 3,000 square feet of office space to Bone Care for $2,000 per month under the Transition Agreement. The term of the Transition Agreement is three years; however, Bone Care may terminate the agreement by giving the Company 90 days advance written notice.



(3)  Incentive Compensation Programs

     Lunar Corporation has granted options to key employees, directors, and consultants under two separate programs. Options outstanding as of June 30, 1996 and 1995 are summarized as follows:


                  Program dateOption price     1996         1995
                  ------------------------     ----         ----
             September 1, 1984     $ .16     160,500      160,500
                April 17, 1986       .64     135,245      322,815
                                    5.66      60,700      166,350
                                    6.16     220,510      363,405
                                    7.00      10,200       33,000
                                    7.33      81,300      103,500
                                    7.50     100,950      127,500
                                    7.66      51,000       68,400
                                    7.83      48,860       58,200
                                   10.00      36,000       50,550
                                   11.50       2,500        3,000
                                   13.00      18,000       18,750
                                   14.33       6,750        6,750
                                   17.50      15,000            0
                                   20.58     119,500            0
                                   24.66      19,500            0
                                   25.50       3,100            0
                                   30.00      30,000            0
                                   32.00       1,000            0
                                   32.75      10,500            0
                                           ---------   ----------
                                           1,131,115    1,482,720
                                           =========   ==========


     The option issued under the September 1, 1984 agreement to an employee/officer is exercisable and will expire in the event of termination of employment.

     Under the second option program, titled the Non-Qualified Stock Option program, a total of 3,000,000 shares of common stock were made available, of which 460,890 remain available. Options granted under this program vest over a three-year or five-year period. The options will expire ten years from the granting date, or upon termination of employment.


     The following is a summary of options related to these option programs as of June 30, 1996, 1995, and 1994, respectively:

           June 30, Option price   June 30, Option price   June 30, Option price
             1996    per share       1995     per share      1994     per share
             ----    ---------       ----     ---------      ----     ---------
Options outstanding
 at beginning
 of year  1,482,720  $0.16-14.33  1,442,415  $0.16-14.33  1,295,565  $0.16-14.33
Granted     203,750  17.50-32.75    201,300   7.50-13.00    235,050    7.00-7.83
Exercised  (497,315)  0.64-13.00   (149,145)   0.16-7.83    (42,000)   0.64-7.66
Expired     (58,040)  6.16-24.66    (11,850)   6.16-7.83    (46,200)   0.64-7.66
- --------------------------------------------------------------------------------
Options outstanding
 at end of
 year     1,131,115  $0.16-32.75  1,482,720  $0.16-14.33  1,442,415  $0.16-14.33
================================================================================
Options exercisable
 at end of
 year       544,375                 812,475                 768,615
================================================================================

         The option price under both option programs was based on 100% of estimated fair market value of the Company's stock on the dates the options were granted.

        The Company has a longevity stock award program whereby 25 shares of common stock are issued to employees with five years of service, and 100 shares are issued for ten years of service. The Company issued 775, 975, and 900 shares under this program in the years ended June 30, 1996, 1995, and 1994, respectively.

        The Company has a program which provides for bonuses to all employees contingent upon achieving certain financial goals. Total expense under the program was $338,690, $189,457, and $207,130 for the years ended June 30, 1996,
1995 and 1994, respectively.


(4)  Income Taxes

     Income taxes consist of the following:

                                    1996          1995           1994
                                    ----          ----           ----
        Current:
           Federal              $4,714,000     $2,212,503     $1,452,264
           State                      0           236,000        293,000
                                ----------     ----------     ----------
                                 4,714,000      2,448,503      1,745,264

        Deferred:
           Federal               (804,000)      (269,000)         88,000
           State                      0          (29,000)         16,000
                                ----------     ----------     ----------
                                 (804,000)      (298,000)        104,000
                                ----------     ----------     ----------
                                $3,910,000     $2,150,503     $1,849,264
                                ==========     ==========     ==========


        A reconciliation of the provision for income taxes with the applicable Federal income tax rate is presented below:

                                      1996              1995              1994
                                     Percent           Percent           Percent
                                       of                of                of
                            1996     pretax     1995   pretax     1994   pretax
                            Amount   income    Amount  income    Amount  income
                            ------   ------    ------  ------    ------  ------
Provision computed
 at normal rate          $4,469,791    34%  $3,009,600    34% $2,602,785   34%
Increases (reductions)
 in taxes resulting from:
   State income taxes             0     0      161,480     2     202,620     3
   Tax benefit of exempt
     foreign trade
     income                (731,265)   (6)    (807,905)   (9)   (574,422)   (8)
   Research and
     development credits          0     0     (215,000)   (3)    (25,000)    0
    Income tax recovery           0     0            0     0    (235,000)   (3)
    Other                   171,474     2        2,328     0    (121,719)   (2)
- -------------------------------------------------------------------------------
Provision for
 income taxes            $3,910,000   30%   $2,150,503    24%  $1,849,264   24%
===============================================================================



     The tax effect of temporary differences that give rise to deferred tax assets at June 30, 1996 and 1995 are as follows:

                                             1996           1995
                                             ----           ----

     Accrued warranty                     $1,011,000    $603,000
     Inventory valuation                     113,000     105,000
     Allowance for doubtful accounts         828,000     440,000
     Other                                    32,000      32,000
                                          ----------   ---------
                                          $1,984,000  $1,180,000
                                          ==========  ==========



(5)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for marketable securities at June 30, 1996 and 1995 were as follows:

                                               Gross    Gross
                                            unrealized unrealized
                                 Amortized    holding   holding
             1996                   cost       gains    losses   Fair value
             ----                   ----       -----   -------   ----------
             Available-for-sale:
                Current         $2,318,279   $29,121   $  0      $2,347,400
                Due after
                 one year        1,028,088         0      0       1,028,088
                                ----------   -------   -------   ----------
                                $3,346,367   $29,121   $  0      $3,375,488
                                ==========   =======   =======   ==========

             1995
             ----
             Held-to-maturity:
                Current        $11,647,041   $14,672   ($6,576)  $11,655,137
                Due after
                 one year        4,322,629    31,184   (12,275)    4,341,538
                               -----------   -------   --------- -----------
                               $15,969,670   $45,856   ($18,851) $15,996,675
                               ===========   =======   ========= ===========


        The scheduled maturities for investment securities at June 30, 1996 were as follows:

                                  Less than  6 months    More than
                                   6 months  to 1 year    1 year       Total
                                   --------  ---------    ------       -----

        State and municipal bonds  $876,325  $771,075   $1,028,088  $2,675,488
        Other                       700,000         0            0     700,000
                                 ----------  ---------  ----------  ----------
                                 $1,576,325  $771,075   $1,028,088  $3,375,488
                                 ==========  =========  ==========  ==========

     The gross realized gains and losses on the sale of available-for-sale investment securities for the year ended June 30, 1996 were not material.

     The Company had historically reported its investment securities as held-to-maturity. In December 1995, the Company changed its classification of investments from held-to-maturity to available-for-sale. The impact of the change in classification was not material to the consolidated financial statements as book value approximated the fair value.

(6)  Profit-sharing Plan

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $88,254, $69,186, and $61,562 for the years ended June 30, 1996, 1995, and 1994 respectively.
(7)  Supplemental Sales and Customer Information

     The Company's approximate revenues by geographic regions are as follows (in thousands):

                                          June 30,   June 30,      June 30,
                                            1996       1995          1994
                                            ----       ----          ----

        United States and Canada         $30,835      $12,848      $7,553
        Europe                            11,140        9,114       6,090
        Asia                              14,760       14,284       8,891
        Central and South America         10,124        8,326       7,493
                                         -------      -------     -------
                                         $66,859      $44,572     $30,027
                                         =======      =======     =======

   The Company sells its products to end-user customers or its distributors in South America on financed terms. Generally, the financing is over a two- or three-year time period and denominated in U.S. dollars. As of June 30, 1996, 1995, and 1994, the Company had approximately $12,541,000, $9,124,000, and
$6,295,000, respectively, of financed trade accounts receivable from South American customers. The collateral for these receivables is generally the equipment sold and mortgages on customers' real estate.

   Sales to one distributor accounted for 13% of total sales for the year ended June 30, 1996, 21% of total sales for the year ended June 30, 1995, and 17% of total sales for the year ended June 30, 1994.

(8)     Fee Per Patient Program

   The Company has entered into an agreement with a leasing company whereby the Company sells its systems to the leasing company, which, in turn, leases the systems to third parties on a fee-per-patient basis. Under the terms of the agreement, the Company is contingently liable to the leasing company for approximately $309,000 as of June 30, 1996.



INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LUNAR CORPORATION:


We have audited the accompanying consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunar Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Chicago, Illinois
July 26, 1996


                   QUARTERLY FINANCIAL INFORMATION (unaudited)


   The following table sets forth unaudited selected quarterly financial information for each of the two most recent fiscal years.

                                        First    Second   Third    Fourth
                                       Quarter  Quarter  Quarter   Quarter
                                       -------  -------  -------   -------
                                     (in thousands except per-share data)
             1996
             ----

               Revenues                $12,360  $16,934 $17,287  $20,278
               Income from operations    1,398    2,753   3,474    4,210
               Net income                1,327    2,244   2,588    3,077
               Net income per share       0.15     0.25    0.29     0.34

             1995
             ----

               Revenues                 $9,113  $10,450 $12,231  $12,778
               Income from operations    1,729    1,957   1,865    1,661
               Net income                1,564    1,752   1,767    1,618
               Net income per share       0.18     0.20    0.20     0.18

        LUNAR is unable to predict the timing of purchase orders and the related product shipments and is unable to predict demand for LUNAR's products in specific foreign markets. Therefore, quarterly sales and earnings fluctuations can be expected.

        LUNAR has not paid any cash dividends on its shares of common stock since its initial public offering on August 14, 1990, and does not expect to pay any cash dividends in the foreseeable future. LUNAR intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon LUNAR's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------
     None

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

      The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1996 Shareholders Meeting to be held on November 21, 1996 ("Proxy Statement") under the caption "Purposes of the Meeting - Election of Directors" which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year. Information with respect to executive officers of the Company appears at the end of Part I, page 10 of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

      The Company incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation," other than the information included in the Proxy Statement under the sub-captions "Board of Directors Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

      The Company incorporates by reference the information included in the Proxy Statement under the caption "Securities Beneficially Owned by Principal Shareholders, Directors, and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The Company incorporates by reference the information included in the Proxy Statement under the caption "Certain Transactions."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 35 hereof.

     3.  EXHIBITS

     Reference is made to the separate exhibit index contained on page 39 hereof.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1996.


                                LUNAR CORPORATION

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                           FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                    Page(s) in
as part of this report:                                               Form 10-K

(1)  Financial Statements:
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . 31

     Consolidated Balance Sheets at
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .18-19

     Consolidated Statements of Income
          for the years ended June 30, 1996,
          1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     Consolidated Statements of
          Shareholders' Equity for the
          years ended June 30, 1996,
          1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 20

     Consolidated Statements of Cash Flows
          for the years ended June 30, 1996,
          1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .21-22

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . .23-30

                                                                      Pages in
(2)  Financial Statement Schedule:                                    Form 10-K
                                                                      ---------
     Report of Independent Auditors on
          Financial Statement Schedule . . . . . . . . . . . . . . . . . . . 36

     Schedule II - Valuation and Qualifying
          Accounts for each of the years ended
          June 30, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . . . 37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

                           INDEPENDENT AUDITORS' REPORT






The Board of Directors and Shareholders
Lunar Corporation:

Under date of July 26, 1996, we reported on the consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
July 26, 1996

                                                                  Schedule II

LUNAR CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

- -----------------------------------------------------------------------------

                                          Additions
                                     ---------------------
                            Balance   Charged               Other
                               at        to      Charged   Charges   Balance
                           Beginning Costs and  to Other     Add      at End
Description                 of Year   Expenses   Account  (Deduct)   of Year
- -----------------------------------------------------------------------------

For the year ended June 30, 1996:
  Allowance for
   doubtful accounts      $1,150,000 1,085,000       0         0  $2,235,000

For the year ended June 30, 1995:
  Allowance for
   doubtful accounts        $900,000  $250,000       0         0  $1,150,000

For the year ended June 30, 1994:
  Allowance for
   doubtful accounts        $700,000  $200,000       0         0    $900,000

- -----------------------------------------------------------------------------






                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LUNAR CORPORATION

Date:  September 25, 1996          By:  Richard B. Mazess
                                        -----------------------------
                                        Richard B. Mazess, Ph.D.
                                        President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name


Richard B. Mazess             President and                  September 25, 1996
- ------------------------      Director (Principal
Richard B. Mazess, Ph.D.      Executive Officer)


Robert A. Beckman             Vice President of              September 25, 1996
- ------------------------      Finance (Principal
Robert A. Beckman             Financial and
                              Accounting Officer)

Samuel E. Bradt               Director                       September 25, 1996
- ------------------------
Samuel E. Bradt


John W. Brown                 Director                       September 25, 1996
- ------------------------
John W. Brown


Reed Coleman                  Director                       September 25, 1996
- ------------------------
Reed Coleman


John J. McDonough             Director                       September 25, 1996
- ------------------------
John J. McDonough


Malcolm R. Powell             Director                       September 25, 1996
- ------------------------
Malcolm R. Powell, M.D.


                                LUNAR CORPORATION
                                INDEX TO EXHIBITS

Exhibit
Number         Document Description
- -------        --------------------

 3.1           Articles of Amendment and Restated Articles of
                Incorporation of Registrant

 3.2           By-Laws of Registrant

10.1*          Lunar Corporation Amended and Restated Stock Option Plan(1)
                (Exhibit 10.4) and Forms of Stock Option Agreements

10.2*          Forms of Stock Option Agreements(1) (Exhibit 10.4)

10.3           Distribution Agreement Between Bone Care and Lunar Corporation

10.4           Tax Disaffiliation Agreement Between Bone Care and Lunar
                Corporation

10.5           Transition Agreement Between Bone Care and Lunar Corporation

11.            Computation of Per Share Earnings


21.            List of Subsidiaries of Registrant

23.            Consent of Independent Auditors

27.            Financial Data Schedule

(1)Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 0-18643). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.