Form 10-Q
period 1996-09-30
LUNAR CORP
filed 1996-11-14
CIK 864906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                      OR

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

                                                       Yes   X       No

As of October 31, 1996, 8,544,465 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      LUNAR CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

              For the quarterly period ended September 30, 1996

                              TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                          Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          September 30, 1996, and June 30, 1996. . . . . . . . . . . . . . .3

          Consolidated Statements of Income
          Three Months Ended September 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets

-----------------------------------------------------------------------------
                                             September 30,        June 30,
                                                  1996              1996
                                               (Unaudited)       (Audited)
-----------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                      $11,149,014    $ 8,001,582
 Marketable securities                            1,466,575      2,347,400

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $2,635,000 at September 30, 1996
    and $2,235,000 at June 30, 1996              29,349,664     27,966,620
  Other                                              62,728        328,662
-----------------------------------------------------------------------------

                                                 29,412,392     28,295,282

Inventories                                       9,965,662      8,675,487
Deferred income taxes                             2,322,000      1,984,000
Other                                               321,351        161,829
-----------------------------------------------------------------------------

Total current assets                             54,636,994     49,465,580

Property, plant and equipment--at cost:
 Buildings and improvements                       2,203,036      2,203,036
 Furniture and fixtures                             688,541        669,284
 Machinery and other equipment                    4,255,984      3,554,535
-----------------------------------------------------------------------------

                                                  7,147,561      6,426,855
Less accumulated depreciation and amortization    3,180,907      2,977,468
-----------------------------------------------------------------------------

                                                  3,966,654      3,449,387
Land                                                138,858        138,858
-----------------------------------------------------------------------------
                                                  4,105,512      3,588,245

Long-term trade accounts receivable               6,077,182      7,658,079
Long-term marketable securities                   1,046,100      1,028,088
Patent fees and other intangibles, net of
 accumulated amortization of $920,833 at
 September 30, 1996 and $832,573 at June 30, 1996   929,807        990,382
Other                                               306,640        141,556
-----------------------------------------------------------------------------
                                                $67,102,235    $62,871,930
==============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets



Liabilities and Shareholders' Equity


-----------------------------------------------------------------------------
                                             September 30,       June 30,
                                                  1996             1996
                                               (Unaudited)       (Audited)
-----------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $ 3,126,705    $ 3,508,804
 Customer advances and deferred income              555,493        565,364
 Income taxes payable                             2,056,942        551,852
 Accrued liabilities:
  Commission payable                              1,624,731      2,502,323
  Compensation payable                              433,598        205,236
  Property, payroll, and other taxes                126,649        331,139
  Accrued warranty and installation expenses      2,910,000      2,570,000
  Other                                             234,764        231,809
-----------------------------------------------------------------------------

Total current liabilities                        11,068,882     10,466,527

Shareholders' equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,536,065 shares at September 30, 1996 and
  8,486,250 at June 30, 1996                         85,361         84,863
 Capital in excess of par value                  23,504,106     22,802,103
-----------------------------------------------------------------------------

                                                 23,589,467     22,886,966

Retained earnings                                32,321,276     29,420,314
Unrealized appreciation in
 marketable securities                               22,053         29,122
Cumulative translation adjustment                   100,557         69,001
-----------------------------------------------------------------------------

                                                 56,033,353     52,405,403
-----------------------------------------------------------------------------

                                                $67,102,235    $62,871,930
==============================================================================


See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-----------------------------------------------------------------------------
                                        Three months ended
                                September 30,         September 30,
                                    1996                  1995
-----------------------------------------------------------------------------

REVENUES
Equipment sales and
 other revenue                   $18,914,639            $12,359,989
-----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                      8,377,478              5,374,713
Research and development           1,160,278              1,306,626
Selling and marketing              3,968,333              2,779,493
General and administrative         1,381,499              1,501,215
-----------------------------------------------------------------------------

                                  14,887,588             10,962,047
-----------------------------------------------------------------------------

Earnings from operations           4,027,051              1,397,942
-----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                      342,821                399,227
Other                                  64,090               (11,054)
-----------------------------------------------------------------------------

                                      406,911               388,173
-----------------------------------------------------------------------------

Earnings before provision
 for income taxes                   4,433,962             1,786,115
Provision for income taxes          1,533,000               458,373
-----------------------------------------------------------------------------

NET INCOME                        $ 2,900,962           $ 1,327,742
==============================================================================

Net income per common and
 common-equivalent share               $0.32                   $0.15
==============================================================================

Weighted average number of
 common and common-equivalent
 shares                            9,072,295              8,724,186
==============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


-----------------------------------------------------------------------------
                                                       Three months ended
                                                  September 30,  September 30,
                                                       1996          1995
-----------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                          $2,900,962    $1,327,742
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                       295,843       357,072
 Changes in assets and liabilities:
    Receivables                                         298,703       479,434
    Inventories                                      (1,290,175)   (1,919,648)
    Prepaid expenses                                   (159,522)      (40,288)
    Deferred income taxes                              (338,000)      (53,000)
    Accounts payable                                   (350,543)       15,926
    Customer advances and deferred income                (9,871)       27,509
    Accrued liabilities                                (510,765)       81,951
    Income taxes payable                              1,505,090       (29,638)
-----------------------------------------------------------------------------

Net cash provided by operating activities             2,341,722       247,060
-----------------------------------------------------------------------------

Cash flows from investing activities:
 Maturities of marketable securities                    851,600     2,339,600
 Additions to property, plant and equipment            (720,706)      (94,296)
 Patent fees                                            (27,685)      (64,770)
-----------------------------------------------------------------------------

Net cash provided by investing activities               103,209     2,180,534
-----------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options                 86,591        72,435
 Income tax benefit from stock option exercises         615,910       118,166
-----------------------------------------------------------------------------

Net cash provided by financing activities               702,501       190,601
-----------------------------------------------------------------------------

Net increase in cash and cash equivalents             3,147,432     2,618,195

Cash and cash equivalents at beginning of period      8,001,582     2,577,655
-----------------------------------------------------------------------------

Cash and cash equivalents at end of period          $11,149,014    $5,195,850
==============================================================================

Supplemental disclosure of cash flow information:
 Income taxes paid                                  $ 1,151,000    $  422,450
==============================================================================
See accompanying notes to consolidated financial statements

                    LUNAR CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)   BASIS OF PRESENTATION

 The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1996, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 27, 1996.

 The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

 The results of operations for the three ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

(2)   INVENTORIES

 Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-----------------------------------------------------------------------------
                                            September 30,           June 30,
                                                 1996                1996
                                             (Unaudited)           (Audited)
-----------------------------------------------------------------------------

Finished goods and work in progress           $5,109,697          $3,920,431
Materials and purchased parts                  4,855,965           4,755,056
                                              ----------          ----------
                                              $9,965,662          $8,675,487
                                              ==========          ==========

(3)   STOCK DIVIDEND

 The Company distributed a 3-for-2 stock split in the form of a stock dividend on Decmeber 21, 1995. All share and per-share data has been adjusted to reflect the stock dividend.

(4)   TECHNOLOGY TRANSFER AND SPIN-OFF OF SUBSIDIARY

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Equipment sales and other revenue increased 53% to $18,915,000 in the three months ended September 30, 1996 from $12,360,000 in the three months ended September 30, 1995. Sales by product line are summarized as follows:

                  Revenues by Product
                     (in thousands)

                      Three Months Ended
              September 30,      September 30,
                  1996              1995
              -------------      -------------
DPX              $14,465             $ 7,294
EXPERT               820               1,658
Achilles           1,189               1,757
Artoscan           1,091                 894
Other              1,350                 757
                 -------             -------
                 $18,915             $12,360

 The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 12 months. Achilles sales decreased in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 due to lower sales in Japan.

 Cost of sales as a percentage of equipment sales averaged approximately 44% in the three month period ended September 30, 1996, compared to 43% in the three month period ended September 30, 1995.

 Research and development expenditures decreased to $1,160,000 in the three months ended September 30, 1996 from $1,307,000 in the three months ended September 30, 1995. The Company spun-off Bone Care to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The costs of these clinical trials and any other costs related to the research and development of vitamin D compounds are no longer included in the Company's consolidated net income. Vitamin D-related expenses were $259,000 in the three months ended September 30, 1995.

 Sales and marketing expenses were $3,968,000 in the three months ended September 30, 1996 and $2,779,000 in the three months ended September 30, 1995, representing a decrease to 21% from 22% as a percentage of equipment sales.

 General and administrative expenses decreased to $1,381,000 in the three months ended September 30, 1996 from $1,501,000 in the three months ended September 30, 1995. The decrease is primarily attributable to lower legal expenses. Lunar had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled on November 22, 1995.

 Interest income was $343,000 in the three months ended September 30, 1996 compared to $399,000 in the three months ended September 30, 1995. This decrease is primarily the result of decreased cash balances partially offset by increases in the amount of financed receivables. The Company had contributed $10,725,000 to Bone Care prior to the spinoff of Bone Care in May 1996.

 The effective tax rate averaged 35% in the three month period ended September 30, 1996 compared to 26% in the three month period ended September 30, 1995.
The effective tax rate has been trending higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from the Company's foreign sales corporation, Lunar FSC, Inc. The rate for the three month period ended September 30, 1995 is below the 34% federal statutory rate as a result of the tax benefit from foreign sales corporation treatment and tax-exempt interest income, but offset by the provision for state income taxes.


Liquidity and Capital Resources

 Cash and cash equivalents increased $3,147,000 to $11,149,000 in the three months ended September 30, 1996. The Company also has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $2,513,000 in municipal securities as of September 30, 1996, which are readily marketable.

 The Company's accounts receivable decreased 1% to $35,490,000 at September 30, 1996 from $35,953,000 at June 30, 1996. Inventories increased 15% to $9,966,000 at September 30, 1996 from $8,675,000 at June 30, 1995. The increase in finished goods and work in progress is primarily attributable to increases in Artoscan MRI units. The increase in materials and purchased parts is primarily due to an increase in production of EXPERT and DPX systems. The Company does not have any pending material commitments for capital expenditures.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits furnished:

           (11)  Statement Re: Computation of Earnings Per Share
           (27)  Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               LUNAR CORPORATION
                               (Registrant)




Date:  November 13, 1996       Richard B. Mazess
                               -----------------
                               Richard B. Mazess
                               President
                               (Principal Executive Officer)




Date:  November 13, 1996       Robert A. Beckman
                               -----------------
                               Robert A. Beckman
                               Vice President of Finance
                               and Treasurer
                               (Principal Financial and
                                Accounting Officer)

                   LUNAR CORPORATION AND SUBSIDIARIES

                              Exhibit Index

            For the Quarterly Period Ended September 30, 1996

No.   Description                                                    Page

11    Statement Regarding Computation of Earnings Per Share. . . . . .14

27    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .15