Form 10-Q
period 1996-12-31
LUNAR CORP
filed 1997-02-18
CIK 864906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

         /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

                                                       Yes   /X/       No  / /

As of January 31, 1997, 8,677,195 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                     LUNAR CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

               For the quarterly period ended December 31, 1996

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                            Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1996, and June 30, 1996 . . . . . . . . . . . . . . . .3

          Consolidated Statements of Income
          Three and Six Months Ended December 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
                                               December 31,          June 30,
                                                   1996                1996
                                                (Unaudited)         (Audited)
--------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $25,301,635      $ 8,001,582
 Marketable securities                             2,480,694        2,347,400

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $2,580,000 at December 31, 1996
    and $2,235,000 at June 30, 1996               23,864,707       27,966,620
  Other                                              201,408          328,662
--------------------------------------------------------------------------------
                                                  24,066,115       28,295,282

Inventories                                        9,835,927        8,675,487
Deferred income taxes                              2,257,000        1,984,000
Other                                                369,977          161,829
--------------------------------------------------------------------------------

Total current assets                              64,311,348       49,465,580

Property, plant and equipment--at cost:
 Buildings and improvements                        2,203,036        2,203,036
 Furniture and fixtures                              700,897          669,284
 Machinery and other equipment                     4,385,314        3,554,535
--------------------------------------------------------------------------------

                                                   7,289,247        6,426,855
Less accumulated depreciation and amortization     3,461,724        2,977,468
--------------------------------------------------------------------------------
                                                   3,827,523        3,449,387
Land                                                 138,858          138,858
--------------------------------------------------------------------------------
                                                   3,966,381        3,588,245

Long-term trade accounts receivable                3,194,435        7,658,079
Long-term marketable securities                    1,023,156        1,028,088
Patent fees and other intangibles, net of
 accumulated amortization of $1,009,093 at
 December 31, 1996 and $832,573 at June 30, 1996     882,192          990,382
Other                                                137,809          141,556
--------------------------------------------------------------------------------

                                                 $73,515,321      $62,871,930
================================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
                                               December 31,         June 30,
                                                   1996               1996
                                                (Unaudited)         (Audited)
--------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                $ 4,180,505      $ 3,508,804
 Customer advances and deferred income               578,114          565,364
 Income taxes payable                              1,722,472          551,852
 Accrued liabilities:
  Commission payable                               2,053,177        2,502,323
  Compensation payable                               334,260          205,236
  Property, payroll, and other taxes                 234,175          331,139
  Accrued warranty and installation expenses       2,894,000        2,570,000
  Other                                              271,280          231,809
--------------------------------------------------------------------------------

Total current liabilities                         12,267,983       10,466,527

Shareholders' equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,586,865 shares at December 31, 1996 and
  8,486,250 at June 30, 1996                          85,869           84,863
 Capital in excess of par value                   24,233,890       22,802,103
--------------------------------------------------------------------------------

                                                  24,319,759       22,886,966

Retained earnings                                 36,866,764       29,420,314
Unrealized appreciation in
 marketable securities                                15,694           29,122
Cumulative translation adjustment                     45,121           69,001
--------------------------------------------------------------------------------

                                                  61,247,338       52,405,403
--------------------------------------------------------------------------------

                                                 $73,515,321      $62,871,930
================================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
--------------------------------------------------------------------------------
                             Three months ended           Six months ended
                          December 31,  December 31,  December 31,  December 31,
                              1996          1995          1996          1995
--------------------------------------------------------------------------------
REVENUES                   $20,516,096   $16,934,285   $39,430,735   $29,294,274

--------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of sales                9,031,731     7,677,353    17,409,209    13,052,066
Research and development     1,424,599     1,564,806     2,584,877     2,871,432
Selling and marketing        4,405,687     3,559,406     8,374,020     6,338,899
General and administrative   1,106,264     1,380,357     2,487,763     2,881,572
--------------------------------------------------------------------------------
                            15,968,281    14,181,922    30,855,869    25,143,969
--------------------------------------------------------------------------------
Earnings from operations     4,547,815     2,752,363     8,574,866     4,150,305
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest income                365,026       385,023       707,847       784,250
Settlement of lawsuit        1,828,905           -       1,828,905           -
Other                          150,742      (76,815)       214,832      (87,869)
--------------------------------------------------------------------------------

                             2,344,673       308,208     2,751,584       696,381
--------------------------------------------------------------------------------

Earnings before provision
 for income taxes            6,892,488     3,060,571    11,326,450     4,846,686
Provision for income taxes   2,347,000       816,783     3,880,000     1,275,156
--------------------------------------------------------------------------------

NET INCOME                 $ 4,545,488   $ 2,243,788   $ 7,446,450   $ 3,571,530
================================================================================
Net income per common and
 common-equivalent share            $0.50         $0.25         $0.82
$0.41
================================================================================

Weighted average number of
 common and common-equivalent
 shares                      9,076,316     8,841,284     9,073,781     8,783,034
================================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------
                                                      Six months ended
                                                 December 31,     December 31,
                                                    1996             1995
--------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                      $7,446,450        $3,571,530
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                   667,386           754,925
    Minority interest in subsidiary                      -             60,752
 Changes in assets and liabilities:
    Receivables                                   8,696,558        (4,131,405)
    Inventories                                  (1,160,440)       (1,820,359)
    Prepaid expenses                               (208,148)          (54,220)
    Deferred income taxes                          (273,000)         (267,000)
    Accounts payable                                647,821           610,986
    Customer advances and deferred income            12,750            52,815
    Accrued liabilities                             (53,615)          811,529
    Income taxes payable                          1,170,620          (672,102)
--------------------------------------------------------------------------------

Net cash provided by (used in) operating activities
                                                 16,946,382        (1,082,549)
--------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities              (1,000,000)             -
 Maturities of marketable securities                851,600        3,539,600
 Additions to property, plant and equipment        (862,392)        (491,245)
 Patent fees                                        (68,330)        (168,597)
--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities
                                                 (1,079,122)       2,879,758
--------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options            375,316          678,860
 Income tax benefit from stock option exercises   1,057,477        1,306,133
--------------------------------------------------------------------------------

Net cash provided by financing activities         1,432,793        1,984,993
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents        17,300,053        3,782,202

Cash and cash equivalents at beginning of period  8,001,582        2,577,655
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $25,301,635      $ 6,359,857
================================================================================

Supplemental disclosure of cash flow information:
 Income taxes paid                              $ 2,170,000       $  907,450
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

  The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three and six months ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

  The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

(2)    INVENTORIES

  Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

--------------------------------------------------------------------------------

                                          December 31,         June 30,
                                              1996               1996
                                           (Unaudited)         (Audited)
--------------------------------------------------------------------------------

Finished goods and work in progress       $4,548,115          $3,920,431
Materials and purchased parts              5,287,812           4,755,056
                                          ----------          ----------
                                          $9,835,927          $8,675,487
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

Item 2.     Management Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

  Revenues increased 21% to $20,516,000 in the three months ended December 31, 1996 from $16,934,000 in the three months ended December 31, 1995. For the six months ended December 31, 1996, revenues increased 35% to $39,431,000 from $29,294,000 in the six months ended December 31, 1995. Sales by product line are summarized as follows:

                              Revenues by Product
                                (in thousands)

              Three Months Ended                       Six Months Ended
          December 31,   December 31,             December 31,   December 31,
              1996           1995                     1996           1995
          ----------     ----------               ---------      ---------
DPX         $16,080        $ 8,548                 $30,545        $15,842
EXPERT          822          4,052                   1,642          5,709
Achilles      1,597          1,244                   2,786          3,000
Artoscan      1,035          2,105                   2,126          2,998
Other           982            985                   2,332          1,745
          ----------     ----------               ---------      ---------
            $20,516        $16,934                 $39,431        $29,294
          ==========     ==========               =========      =========
  The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 12 months. The reduction of sales of EXPERT systems resulted from unusually high sales during the period of October 1995 to April 1996. During that period, a significant backlog was fulfilled when difficulties with a component part availability were resolved.

  Cost of sales as a percentage of equipment sales averaged approximately 44% in the three and six month periods ended December 31, 1996, compared to 45% and 46% in the three and six month periods ended December 31, 1995.

  Research and development expenditures decreased to $1,425,000 in the three months ended December 31, 1996 from $1,565,000 in the three months ended December 31, 1995, and decreased to $2,585,000 in the six months ended December 31, 1996 from $2,871,000 in the six months ended December 31, 1995. The Company spun-off Bone Care to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The costs of clinical trials and any other costs related to the research and development of vitamin D compounds are no longer included in the Company's consolidated net income. Vitamin D-related expenses were $259,000 and $544,000 in the three and six months ended December 31, 1995, respectively.

  Sales and marketing expenses were $4,406,000 in the three months ended December 31, 1996 and $3,559,000 in the three months ended December 31, 1995, representing 21% as a percentage of equipment sales for both time periods. For the six months ended December 31, 1996, sales and marketing expenses were $8,374,000 compared to $6,339,000 for the six months ended December 31, 1995, representing a decrease to 21% from 22% as a percentage of equipment sales.

  General and administrative expenses decreased to $1,106,000 in the three months ended December 31, 1996 from $1,380,000 in the three months ended December 31, 1995, and decreased to $2,488,000 in the six months ended December 31, 1996 from $2,882,000 in the six months ended December 31, 1995. The decreases are primarily attributable to lower legal expenses. Lunar had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled on November 22, 1995.



  Interest income was $365,000 and $708,000 in the three and six months ended December 31, 1996, respectively, compared to $385,000 and $784,000 in the three and six months ended December 31, 1995, respectively. These decreases are primarily the result of decreased cash balances during most of the current fiscal year partially offset by increases in the amount of financed receivables in December 1996. The Company had contributed $10,725,000 to Bone Care prior to the spinoff of Bone Care in May 1996.

  In December 1996, a court awarded the Company and the University of Alabama-Birmingham (the co-plaintiffs) $4,200,000 in a patent infringement case against EG&G Astrophysics (EG&G). The co-plaintiffs split the award after deducting legal expenses. The Company's resulting $1,829,000 share of the award is reflected in other income. The co-plaintiffs entered into a Settlement and License Agreement with EG&G providing for future royalty payments based on the volume of EG&G equipment sales utilizing the technology subject to the license.

  The effective tax rate averaged 34% in the three and six month periods ended December 31, 1996 compared to 27% and 26% in the three and six month periods ended December 31, 1995, respectively. The effective tax rate has been trending higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and the patent infringement settlement. The rate for the three month period ended December 30, 1995 is below the 34% federal statutory rate as a result of the tax benefit from foreign sales corporation treatment and tax-exempt interest income, but offset by the provision for state income taxes.

Liquidity and Capital Resources

  Cash and cash equivalents increased $17,300,000 to $25,302,000 in the six months ended December 31, 1996. The Company also has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $3,504,000 in municipal securities as of December 31, 1996, which are readily marketable.

  The Company's accounts receivable decreased $8,697,000 to $27,256,000 at December 31, 1996 from $35,953,000 at June 30, 1996. This decrease is attributable to the sale of approximately $7,300,000 of accounts receivable from selected customers in Latin America to a leasing company on December 31, 1996. The Company continues to have recourse of approximately 10% of the sales price in the event non-payment of the underlying accounts receivable should occur.

  Inventories increased 13% to $9,836,000 at December 31, 1996 from $8,675,000 at June 30, 1996. The increase in finished goods and work in progress is primarily attributable to increases in Artoscan MRI units. The increase in materials and purchased parts is primarily due to an increase in production of DPX systems. The Company does not have any pending material commitments for capital expenditures.

  Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.


                         PART II - OTHER INFORMATION
                      LUNAR CORPORATION AND SUBSIDIARIES


Item 1.     Legal Proceedings

            Patent Litigation:  On March 5, 1996, the Company and
       University of Alabama - Birmingham Research Foundation (UAB) (collectively the co-plaintiffs) sued EG&G Astrophysics (EG&G) of Long Beach, California, in the United States District Court for the Western District of Wisconsin for infringement of U.S. Patent
       4,626,688 (the '688 Patent) by EG&G's dual-energy baggage scanners.
       A trial of the matter in December of 1996 concluded with a verdict in favor of the co-plaintiffs. The Company and UAB were awarded
       $4.2 million in damages which was divided between the co-plaintiffs after deducting legal expenses. The co-plaintiffs also entered into a Settlement and License Agreement with EG&G whereby EG&G was licensed under the '688 patent and a related U.S. patent. The license agreement provides for payment of royalties to the co-plaintiffs on EG&G's dual-energy baggage scanners manufactured or sold in the United States. The license agreement ends on December
       2, 2003.

            During fiscal 1995 and part of fiscal year 1996, the Company was involved in patent litigation with Hologic, Inc., a Massachusetts-based competitor. On November 22, 1995, the Company announced the signing of a definitive agreement with Hologic settling all disputes between the parties. The agreement provides for certain continuing payments between the companies related to future sales, the net effect of which Lunar does not believe will be material to its revenues or earnings. The agreement also provides that the companies will not engage each other in patent litigation in the area of x-ray and ultrasound densitometry for a ten-year period.

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The 1995 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on November 21, 1996. The total number of shares of the Company's common stock, $.01 par value per share, outstanding as of October 11, 1996, the record date of the Annual Meeting, was 8,536,665. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two (2) directors, John W. Brown and Reed Coleman, were elected to serve until the 1999 Annual Meeting of Shareholders. The directors were elected by a vote of 7,746,947 votes "FOR" and 3,750 votes "WITHHELD AUTHORITY." The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also approved. The selection was approved by a vote of 7,747,852 votes "FOR," 1,490 votes "AGAINST," and 1,355 votes "ABSTAIN."

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

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits furnished:

            (3.2)  By-laws of Registrant
            (10.1) Lunar Corporation Amended and Restated Stock Option Plan
            (11)   Statement Re: Computation of Earnings Per Share
            (27)   Financial Data Schedule

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LUNAR CORPORATION
                                (Registrant)




Date:  February 14, 1997             /s/ Richard B. Mazess
                                Richard B. Mazess
                                President
                                (Principal Executive Officer)




Date:  February 14, 1997             /s/ Robert A. Beckman
                                Robert A. Beckman
                                Vice President of Finance
                                and Treasurer
                                (Principal Financial and
                                 Accounting Officer)

                   LUNAR CORPORATION AND SUBSIDIARIES

                             Exhibit Index

            For the Quarterly Period Ended December 31, 1996

No.    Description                                                  Page

3.2    By-Laws of Registrant . . . . . . . . . . . . . . . . . . . . 15

10.1   Lunar Corporation Amended and Restated Stock Option Plan. . . 35

11     Statement Regarding Computation of Earnings Per Share . . . . 39

27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . 40