Form 10-Q
period 1997-03-31
LUNAR CORP
filed 1997-05-16
CIK 864906

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

As of April 30, 1997, 8,715,100 shares of the registrant's Common
Stock, $0.01
par value, were outstanding.

                        LUNAR CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the quarterly period ended March 31, 1997

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1997, and June 30, 1996. . . . . . . . . . .
 . . . . . . .3

          Consolidated Statements of Income
          Three and Nine Months Ended March 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1997
          and 1996 . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .6

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

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . .
 . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------

                                                March 31,
June 30,
                                                  1997
 1996
                                               (Unaudited)
(Audited)
-------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                       $7,192,819    $
8,001,582
 Marketable securities                            5,122,305
2,347,400

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $2,709,000 at March 31, 1997
    and $2,235,000 at June 30, 1996              25,049,831
27,966,620
  Other                                             720,529
328,662
-------------------------------------------------------------------------------

                                                 25,770,360
28,295,282

Inventories                                      10,623,067
8,675,487
Deferred income taxes                             2,250,000
1,984,000
Other                                               220,384
161,829
-------------------------------------------------------------------------------

Total current assets                             51,178,935
49,465,580

Property, plant and equipment--at cost:
 Buildings and improvements                       2,354,074
2,203,036
 Furniture and fixtures                             700,165
669,284
 Machinery and other equipment                    4,692,970
3,554,535
-------------------------------------------------------------------------------

                                                  7,747,209
6,426,855
Less accumulated depreciation
and amortization                                  3,676,930
2,977,468
-------------------------------------------------------------------------------

                                                  4,070,279
3,449,387
Land                                                138,858
138,858
-------------------------------------------------------------------------------

                                                  4,209,137
3,588,245

Long-term trade accounts receivable               3,963,225
7,658,079
Long-term marketable securities                  17,499,171
1,028,088
Patent fees and other intangibles,
 net of accumulated amortization of
 $1,097,353 at March 31, 1997 and
 $832,573 at June 30, 1996                          898,310
990,382
Other                                               136,044
141,556
-------------------------------------------------------------------------------

                                                $77,884,822
$62,871,930
===============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------


                                                 March 31,
June 30,
                                                  1997
1996
                                               (Unaudited)
(Audited)
-------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                               $ 2,621,964    $
3,508,804
 Customer advances and deferred income              700,066
565,364
 Income taxes payable                             1,674,524
551,852
 Accrued liabilities:
  Commission payable                              2,292,984
2,502,323
  Compensation payable                              500,717
205,236
  Property, payroll, and other taxes                169,592
331,139
  Accrued warranty and installation expenses      3,124,000
2,570,000
  Other                                             213,011
231,809
-------------------------------------------------------------------------------

Total current liabilities                        11,296,858
10,466,527

Shareholders' equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,714,350 shares at March 31, 1997 and
  8,486,250 at June 30, 1996                         87,143
 84,863
 Capital in excess of par value                  26,417,170
22,802,103
-------------------------------------------------------------------------------

                                                 26,504,313
22,886,966

Retained earnings                                40,143,848
29,420,314
Unrealized appreciation (depreciation)
 in marketable securities                           (49,485)
 29,122
Cumulative translation adjustment                   (10,712)
 69,001
-------------------------------------------------------------------------------

                                                 66,587,964
52,405,403
-------------------------------------------------------------------------------

                                                $77,884,822
$62,871,930
===============================================================================


See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-------------------------------------------------------------------------------
                           Three months ended      Nine months
ended
                            March 31,   March 31,    March 31,
March 31,
                              1997        1996         1997
1996
-------------------------------------------------------------------------------

REVENUES                   $19,857,329 $17,287,382  $59,288,064
$46,581,656
-------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                8,739,673   7,881,762   26,148,882
20,933,828
Research and development     1,429,756   1,489,424    4,014,633
4,360,856
Selling and marketing        4,118,381   3,606,054   12,492,401
9,944,953
General and administrative   1,305,755     835,945    3,793,518
3,717,517
-------------------------------------------------------------------------------

                            15,593,565  13,813,185   46,449,434
38,957,154
-------------------------------------------------------------------------------

Earnings from operations     4,263,764   3,474,197   12,838,630
7,624,502
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                356,366     409,877    1,064,213
1,194,127
Settlement of lawsuit              -           -      1,828,905
     -
Other                          267,954    (121,785)     482,786
(209,654)
-------------------------------------------------------------------------------

                               624,320     288,092    3,375,904
 984,473
-------------------------------------------------------------------------------

Earnings before provision
 for income taxes            4,888,084   3,762,289   16,214,534
8,608,975
Provision for income taxes   1,611,000   1,174,000    5,491,000
2,449,156
-------------------------------------------------------------------------------

NET INCOME                 $ 3,277,084 $ 2,588,289  $10,723,534 $
6,159,819
===============================================================================

Net income per common and
 common-equivalent share         $0.36      $0.29        $1.18
  $0.70
===============================================================================

Weighted average number of
 common and common-equivalent
 shares                      9,163,529   8,999,794    9,103,341
8,854,880
===============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------



                            Nine months ended
                                                     March 31,
March 31,
                                                       1997
  1996
-------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                         $10,723,534
$6,159,819
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                     1,024,620
 1,101,992
    Minority interest in subsidiary                         -
    87,091
 Changes in assets and liabilities:
    Receivables                                       6,225,288
(7,436,166)
    Inventories                                      (1,947,580)
(3,078,610)
    Prepaid expenses                                    (58,555)
  (155,075)
    Deferred income taxes                              (266,000)
  (449,000)
    Accounts payable                                   (966,553)
    96,277
    Customer advances and deferred income               134,702
    42,357
    Accrued liabilities                                 459,797
   803,041
    Income taxes payable                              1,122,672
(1,043,444)
-------------------------------------------------------------------------------

Net cash provided by (used in)
operating activities                                 16,451,925
(3,871,718)
-------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities                 (20,236,573)
       -
 Maturities of marketable securities                    851,600
 7,869,100
 Additions to property, plant and equipment          (1,320,354)
  (497,804)
 Patent fees                                           (172,708)
  (234,877)
-------------------------------------------------------------------------------

Net cash provided by (used in) investing activities (20,878,035)
 7,136,419
-------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options              1,148,818
 1,105,766
 Income tax benefit from stock option exercises       2,468,529
 2,903,100
-------------------------------------------------------------------------------

Net cash provided by financing activities             3,617,347
 4,008,866
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents              (808,763)
 7,273,567

Cash and cash equivalents at beginning of period      8,001,582
 2,577,655
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $ 7,192,819
$ 9,851,222
===============================================================================

Supplemental disclosure of cash flow information:
 Income taxes paid                                  $ 2,404,859
$ 1,033,398
===============================================================================
See accompanying notes to consolidated financial statements


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

   The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three and nine months ended March 31, 1997 and
1996, and the consolidated statements of cash flows for the nine months ended
March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

   The results of operations for the three and nine months ended
March 31,
1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

(2)     INVENTORIES

   Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-------------------------------------------------------------------------------

                                       March 31,           June
30,
                                         1997           1996
                                      (Unaudited)
(Audited)
-------------------------------------------------------------------------------

Finished goods and work in progress   $ 5,562,099
$3,920,431
Materials and purchased parts           5,060,968
4,755,056
                                      -----------
----------
                                      $10,623,067
$8,675,487
                                      ===========
==========
(3)     STOCK DIVIDEND

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

(5)     Stock Buyback Program

   On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors.
No
repurchase had been made as of May 14, 1997.

Item 2. Management Discussion and Analysis of Financial Condition and Results
        of Operations

Results of Operations

   Revenues increased 15% to $19,857,000 in the three months ended March 31,
1997 from $17,287,000 in the three months ended March 31, 1996.
For the nine
months ended March 31, 1997, revenues increased 27% to $59,288,000 from
$46,582,000 in the nine months ended March 31, 1996. Sales by product line are summarized as follows:

                               Revenues by Product
                                  (in thousands)

               Three Months Ended            Nine Months Ended

            March 31,      March 31,      March 31,      March
31,
              1997           1996           1997           1996


DPX          $12,757        $10,848        $43,301       $26,690
EXPERT         1,613          2,942          3,254         8,651
Achilles       1,287          1,003          4,073         4,003
Orthopedic
 Imaging       2,891          1,247          5,017         4,246
Other          1,309          1,247          3,643         2,992
              -------        -------        -------      --------

             $19,857        $17,287        $59,288       $46,582

   The increase in DPX sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 18 months. Densitometer sales were somewhat below expectations in the three months ended March 31, 1997 due to lower-than-expected sales in Japan and
Europe. EXPERT sales in particular have been adversely impacted by competitive factors. The increase in orthopedic imaging sales during the three months ended March 31, 1997 is due in part to the Company's introduction of the ORCA mini C-arm, a portable x-ray device used by surgeons to image extremities.

   Cost of sales as a percentage of equipment sales averaged approximately
44% in the three and nine month periods ended March 31, 1997, compared to 46% and 45% in the three and nine month periods ended March 31, 1996, respectively.

   Research and development expenditures decreased to $1,430,000 in the three months ended March 31, 1997 from $1,489,000 in the three months ended March 31,
1996, and decreased to $4,015,000 in the nine months ended March
31, 1997 from
$4,361,000 in the nine months ended March 31, 1996. The Company spun-off Bone
Care to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The costs of clinical trials and any other costs related to the research and development of vitamin D compounds are no longer included in the Company's consolidated net income. Vitamin D-related expenses were $289,000 and $833,000 in the three and nine months ended March 31, 1996, respectively.

   Sales and marketing expenses were $4,118,000 in the three months ended
March 31, 1997 and $3,606,000 in the three months ended March 31, 1996. For the nine months ended March 31, 1997, sales and marketing expenses were
$12,492,000 compared to $9,995,000 for the nine months ended
March 31, 1996.
Sales and marketing expenses were 21% of equipment sales for all periods presented.

   General and administrative expenses increased to $1,306,000 in the three months ended March 31, 1997 from $836,000 in the three months ended March 31,
1996, and increased to $3,794,000 in the nine months ended March
31, 1997 from
$3,718,000 in the nine months ended March 31, 1996. The increases were primarily attributable to increased labor related costs.

   Interest income was $356,000 and $1,064,000 in the three and nine months
ended March 31, 1997, respectively, compared to $410,000 and
$1,194,000 in the
three and nine months ended March 31, 1996, respectively.    The
Company  sold
$7,300,000 of financed accounts receivable from selected customers in Latin
America on December 31, 1996, and invested the proceeds in lower yielding government securities.

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

   The effective tax rate averaged 33% and 34% in the three and nine month periods ended March 31, 1997, respectively, compared to 31% and 28% in the three and nine month periods ended March 31, 1996, respectively. The effective tax rates vary from the federal statutory rate of 34% as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., tax-exempt interest income, offset by the provision for state income taxes. The effective tax rate has been trending higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from the Company's foreign sales corporation.

Liquidity and Capital Resources

   Cash and cash equivalents decreased $809,000 to $7,193,000 in the nine months ended March 31, 1997. Marketable securities aggregating
$22,621,000 at
March 31, 1997 consist of a laddered portfolio of readily marketable high-grade municipal bonds with various maturities not exceeding 48 months.

   The Company's accounts receivable decreased $6,225,000 to $29,734,000 at
March 31, 1997 from $35,953,000 at June 30, 1996. This decrease is attributable to the sale of approximately $7,300,000 of accounts receivable from selected customers in Latin America to a leasing company on December 31,
1996. The Company continues to have recourse of approximately 10% of the sales price in the event non-payment of the underlying accounts receivable should occur. The resulting decrease was partially offset by higher accounts receivable resulting from increases in sales.

   Inventories increased 22% to $10,623,000 at March 31, 1997 from $8,675,000
at June 30, 1996. The increase in inventories is primarily attributable to increases in DPX and orthopedic imaging parts. The Company does not have any pending material commitments for capital expenditures.

   On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors.
No
repurchase had been made as of May 14, 1997.

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

             None.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits furnished:

             (11)   Statement Re: Computation of Earnings Per
Share
             (27)   Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LUNAR CORPORATION
                                 (Registrant)



Date:  May 14, 1997                   /s/ Richard B. Mazess
                                 Richard B. Mazess
                                 President
                                 (Principal Executive Officer)


Date:  May 14, 1997                   /s/ Robert A. Beckman
                                 Robert A. Beckman
                                 Vice President of Finance
                                 and Treasurer
                                 (Principal Financial and
                                  Accounting Officer)

                        LUNAR CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                  For the Quarterly Period Ended March 31, 1997

No.     Description
        Page

11 Statement Regarding Computation of Earnings Per Share . . . .
 . . . . . . 15

27 Financial Data Schedule . . . . . . . . . . . . . . . . . . .
 . . . . . . 16