Form 10-K
period 1997-06-30
LUNAR CORP
filed 1997-09-30
CIK 864906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                           --------------------------

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934
                     For the fiscal year ended June 30, 1997
                                        OR
/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ____________

                          Commission file number 0-18643

                                Lunar Corporation
              (Exact name of registrant as specified in its charter)

           Wisconsin                                      39-1200501
-------------------------------                        -----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)


       313 West Beltline Highway
           Madison, Wisconsin                                53713
---------------------------------------                ------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number (including area code):  (608) 274-2663
        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                       ----------------------------
                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 24, 1997, there were issued and outstanding 8,748,675 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $111,441,729 as of September 24, 1997 assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lunar Corporation Proxy Statement for its 1997 Shareholders Meeting to be held on November 21, 1997 (Part III)


                         LUNAR CORPORATION

                              INDEX TO
                     ANNUAL REPORT ON FORM 10-K
                    For Year Ended June 30, 1997

Page
Part I
Item 1         Business  . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . . . .10
Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . . . .10
Item 4         Submission of Matters to a Vote of Security Holders . . . .11
Part II
Item 5         Market for Registrant's Common Equity and
               Related Stockholder Matters10 . . . .
Item 6         Selected Financial Data . . . . . . . . . . . . . . . . . .12
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .13
Item 7A        Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . . . .15
Item 8         Financial Statements and Supplementary Data . . . . . . . .17
Item 9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .32
Part III
Item 10        Directors and Executive Officers
               of the Registrant . . . . . . . . . . . . . . . . . . . . .32
Item 11        Executive Compensation. . . . . . . . . . . . . . . . . . .33
Item 12        Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . . . .33
Item 13        Certain Relationships and Related Transactions. . . . . . .33
Part IV
Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . .34

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . .35

Report of Independent Auditors on Financial
  Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . .36

Schedule II - Valuation and Qualifying Accounts
  for each of the years ended June 30, 1997,
  1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .37

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                                   PART I

ITEM 1.  BUSINESS

Introduction

     Lunar Corporation develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Lunar also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Except as the context otherwise requires, as used herein the terms "Lunar" and the "Company" mean Lunar Corporation, its wholly owned subsidiaries Lunar GmbH, Lunar Europe, N.V., Bona Fide, Ltd., Lunar FSC, Inc., and Lunar Finance Corporation.

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

     Bone densitometer technology is based on the fact that bone absorbs x-ray photons at a different rate than does soft tissue. Photons are directed at the body, and their differential absorption is measured. The first commercial bone densitometers utilized single-photon absorptiometry ("SPA"), a method which was developed at the University of Wisconsin - Madison, Department of Medical Physics, by investigators including Drs. Richard B. Mazess, James Sorenson, and John Cameron. SPA, which uses photons at a single-energy level, became commercially available in 1972 and was widely utilized in research. During the 1970s, Dr. Richard B. Mazess, James A. Hanson, Philip Judy, Walter Peppler, Charles Wilson, and other researchers at the University of Wisconsin - Madison, Department of Medical Physics, developed a DPA scanner which used photons of two energy levels. Dr. Mazess organized Lunar to focus on the diagnosis and monitoring of osteoporosis and to market bone densitometers using DPA. In the 1980s, DPA and DEXA scanners were developed to measure bone density in the spine and the hip, which are more clinically significant areas of the skeleton. SPA and DPA scanners employ a radioactive source; DEXA scanners generate radiation using a conventional x-ray tube. DEXA scanners are accurate, have a low precision error, are safe because they emit low radiation, have scanning times of approximately 5 minutes, and have a low operating cost.

     In recent years, ultrasound technology has been developed to measure the bone density of certain peripheral sites such as the heel. Ultrasound bone densitometers are less expensive than DEXA bone densitometers, and since they use nonionizing radiation, ultrasound bone densitometers encounter fewer regulatory and licensing requirements as compared to DEXA bone densitometers.

     Reimbursement. To achieve broad acceptance and qualify for third-party reimbursement, diagnostic products not only must be safe and efficacious, but also must be deemed cost-effective by public and private health care payors. Sales of bone densitometers are also dependent upon the level of reimbursement provided by public and private health care payors. Reimbursement for DEXA scans has been approved in several countries. Reimbursement for ultrasound scans is generally not yet provided by public health systems.

     In June 1997, the United States Health Care Finance Administration ("HCFA")announced proposed reductions in Medicare reimbursement rates for axial bone density measurement tests, reducing such reimbursements from $121 to $40 per test. The announcement also proposed higher reimbursement rates for peripheral measurements, increasing those rates from $38 to $57 per test. In conversations with HCFA, the Company and the National Osteoporosis Foundation ("NOF") learned that the proposed new rates do not fully reflect the costs incurred for axial measurements and that HCFA plans to publish corrected reimbursement rates in the December 1997 Federal Register. If the proposed reduction for axial bone density tests were implemented, Lunar's United States business would be adversely impacted.

     In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth national criteria under which Medicare would cover bone density diagnostic tests, and will be effective July 1, 1998.

     While many private insurance carriers currently provide reimbursement for bone mass measurement, a significant number do not. California, Florida, Oklahoma, Tennessee, Texas, and Maryland have legislation mandating insurance coverage for bone density tests.

     During fiscal 1997, the Japanese Ministry of Health adjusted the reimbursement rate for peripheral measurements from approximately $36 to $18 while leaving axial measurement reimbursement rates unchanged at $36 per measurement.

     Therapies. The demand for bone densitometers sold by the Company is dependent on the availability of therapies for the treatment of postmenopausal osteoporosis. The Company does not sell any of the therapies discussed in this subsection.

     Estrogen replacement therapies ("ERT") are approved for marketing and sale in the United States for the treatment of postmenopausal osteoporosis. ERT is currently believed to be an effective means to prevent bone loss and related fractures, but does not stimulate bone formation. In the United States, ERT most often is used to relieve symptoms related to menopause; however, usage for osteoporosis is steadily increasing. The FDA approval of a combined estrogen-progestin pill (Prempro by Wyeth Ayerst) has increased interest in long-term and potential compliance therapy of osteoporosis.


     Calcitonins are approved for marketing and sale in the United States for the treatment of osteoporosis. Calcitonins seem to prevent further bone loss, but do not stimulate bone formation. Miacalcin nasal spray, by Sandoz Pharmaceuticals, is a nasal delivery formulation which was approved for sale by the Food and Drug Administration ("FDA") in the United States in 1995.

     A bisphosphonate (Fosamax, developed by Merck & Co.) was approved in October 1995 for marketing and sale in the United States for the treatment of osteoporosis. Studies have shown that bisphosphonates appear to inhibit bone resorption without interrupting normal bone formation, thereby increasing bone mass and possibly reducing vertebral fractures. Several other pharmaceutical companies are developing bisphosphonates to treat osteoporosis and expect to market these products within the next two years.

     Calcium supplements have not been approved for marketing and sale in the United States for the treatment of osteoporosis. Calcium supplements are often recommended for postmenopausal women, but evidence of their efficacy in treatment and prevention of osteoporosis is controversial. Calcium supplements are also recommended for use with bisphosphonates and ERT.

     Fluoride preparations have not been approved for marketing and sale in the United States for the treatment of osteoporosis. However, one preparation is awaiting consideration by the FDA. Fluoride preparations are known to increase bone density in the spine (the most common site of osteoporosis fractures), but have little effect on bone density in the hip (the most debilitating site of osteoporosis fractures).

     A new class of compounds, selective estrogen receptor modulators, have been shown to prevent bone loss. An NDA has been submitted for the first of these compounds, Raloxifene (Evista by Eli Lilly).

     In Japan and Europe, there is an active market for osteoporosis therapies. In Japan, available therapies include vitamin D-3 compounds, calcitonin, and ipriflavone. In Europe, available therapies include estrogens, calcitonins, vitamin D-3 compounds, ipriflavone, and sodium fluoride. Vitamin D-3 compounds, primarily 1 alpha-D-3, which are available in Japan and Europe, are activated by the body into hormones which help regulate blood levels of calcium required for essential body functions, including normal bone growth. Studies have shown that low dosages of 1 alpha-D-3 have little efficacy as an osteoporosis therapy, but at higher dosages, bone mineral content increased and bone fracture rates decreased.

THE COMPANY'S PRODUCTS

     X-Ray Densitometry Systems. In 1988, Lunar introduced its DEXA system, the DPX, which replaced the radioactive source with an x-ray source thereby allowing for faster scan times and improved precision. Since that time, the Company has developed numerous enhancements and instrument sizes available within this product line. Some of the more popular models are described below.

     Lunar's leading product is the DPX-IQ, introduced in 1996. The DPX-IQ includes a broad range of clinical applications, including software for the analysis of the spine, femur, hand, and total body bone density and soft-tissue composition. Additional applications are available via software upgrades versus hardware modifications. The DPX-IQ is available in a full-size model for complete clinical utility, and a compact model which requires less space. The versatility of the DPX-IQ meets a wide range of clinical and research needs. Primary customers include radiologists, gynecologists, rheumatologists, endocrinologists and orthopedists.

     The EXPERT is a high-end imaging bone densitometer, having improvements on previous densitometers because of its better speed (10X faster) and spatial resolution (3X finer). The spatial resolution with the EXPERT is at least two to three times that of existing densitometers, allowing it to provide much better images. This enables the physician to identify artifacts that may be in the field and to exclude them if need be. It also provides better visual identification of the region of interest and eliminates anatomical blurring at key areas (for example, the intervertebral spaces.)

     In addition, the imaging capability of the EXPERT allows determinations of the entire lateral spine to be achieved in less than a minute. Morphometry of individual vertebra can be readily done with standardized, semiautomated algorithms. EXPERT morphometry, compared to conventional radiographs, provides uniformity in geometry; there is no distortion along the axis of the spine, leading to exact values for vertebral height. The EXPERT is sold primarily to research institutions and high-end imaging centers.

     In 1997, Lunar introduced PIXI, the first peripheral instantaneous x-ray imager. PIXI is a new generation of peripheral densitometer, utilizing cone-beam geometry for rapid (5 seconds), high resolution imaging of both the heel and forearm. While the forearm is an adequate site to assess bone loss due to hyperparathyroidism, it is only a modest predictor of future fractures and a poor site to monitor therapeutic response. In contrast, the heel, as a weight-bearing site with metabolically active bone, has been shown to be both: (1) a good predictor of hip fractures, and (2) responsive to anti-resorptive therapies, much like the spine. For maximum clinical versatility, PIXI measures both of these peripheral sites.

     PIXI is designed to become an integral part of day-to-day patient management, occupies minimal floor space, requires no patient preparation, and weighs less than 25 kg, making it the lightest DEXA densitometer. Lunar sells the PIXI to medical specialists such as gynecologists, and other primary care physicians.

     Ultrasound Densitometry Systems. Lunar introduced the Achilles ultrasound densitometer in 1991. The Achilles series of products can measure bone using either speed of sound or broadband ultrasound attenuation. They are the first densitometers to combine both of these ultrasound measurements in one device. The Achilles is sold to customers such as endocrinologists, obstetricians, gynecologists, and family practitioners outside of the United States.

     In 1995, the Company introduced the Achilles+ having the same performance features as its predecessor with increased ease of operation and reduced patient measurement time. In September 1997, the Company introduced the Achilles+ Solo featuring a faster scan time (40 seconds per measurement) and operates without an external computer. An application for premarket approval has been submitted to the FDA to sell the Achilles+ to customers in the United States.

     Orthopedic Imaging Systems - Magnetic Resonance Imaging System. In September 1993, the Company signed an exclusive distributor agreement with ESAOTE Biomedica Spa, a medical device manufacturer based in Italy, to distribute the Artoscan dedicated MRI system in the United States. The Artoscan is a specialized MRI scanner suitable for imaging extremities such as knees, wrists, and ankles. The Company sells the Artoscan in the United States for less than $350,000, which is significantly below competitive whole body MRI systems. The Company believes that this lower price, and the fact that installation and siting costs associated with the Artoscan are minimal may be attractive to radiologists, orthopedists, sports medicine specialists, and other MRI users to buy the product.
Under the agreement with ESAOTE Biomedica, Lunar is required to meet certain minimum annual purchase commitments. The agreement expires in September 1998. The Company intends to negotiate the renewal of the agreement. There can be no assurance that the agreement will be renewed on terms satisfactory to the Company.

     Fluoroscopic C-Arm. The Company introduced a fluoroscopic C-arm for extremity imaging at the 1996 Conference of the American Academy of Orthopedic Surgeons. ORCA utilizes digital imaging capabilities coupled with proprietary processing techniques to produce distortion-free images, particularly of bone. ORCA is designed for the orthopedic and radiology market.

CUSTOMERS, SALES, AND MARKETING

     Lunar's products are sold to leading medical institutions, hospitals, pharmaceutical companies active in the field of bone mineral metabolism, radiological, orthopedic, and other specialty group practices.

     In the United States, Lunar markets and sells its products through a direct sales force. Outside of the United States, Lunar markets and sells its products primarily through independent distributors, all of whom offer sales and technical support. Employees of these distributors have undergone product and technical training related to the Company's systems. The Company's wholly owned German and Belgian subsidiaries provide direct sales and service support to German and Belgian customers. The Company also maintains offices in Brussels, Belgium, and Sydney, Australia, to support its distributors with marketing, sales support, and service.

     Lunar markets and sells the Artoscan MRI scanner through a direct sales force and the fluoroscopic C-arm through various orthopedic surgery equipment dealers.

     Lunar markets its products through advertising in medical journals, direct mailings of brochures, attendance of and presentations at medical seminars and trade shows, and personal visits by sales representatives with customers. Lunar had 129 employees engaged in the marketing, sales support, and service of bone densitometry equipment as of June 30, 1997. Lunar products carry a one-year warranty. Extended service contracts are also available.

     For the years ended June 30, 1995, 1996, and 1997, approximately 73%, 55%, and 39% of sales, respectively, were to customers located in foreign countries. For the fiscal years ended June 30, 1995 and 1996, sales to the Company's distributor in Japan accounted for 21% ($9,170,611) and 13% ($8,580,406) of the Company's sales, respectively. No individual end user accounted for more than 2% of Lunar's sales for the fiscal year ended June 30, 1997.

     As of June 30, 1997, substantially all of the Company's backlog was deliverable within 120 days. Orders included in backlog may generally be canceled or rescheduled by customers, without significant penalty, and therefore cannot be considered firm. Also, the Company's revenues tend to be somewhat seasonal, generally being lower in the first fiscal quarter due primarily to lower activity in Europe and North America in the summer months.



MANUFACTURING

     Lunar's manufacturing operations consist primarily of assembly, testing, and quality control. Lunar purchases a majority of the parts and peripheral components for its systems and manufactures certain subsystems, such as the x-ray tube head, from basic components. Parts and materials are generally readily available from several supply sources.

PATENTS AND PROPERTY RIGHTS

     Lunar relies in part upon know-how, trade secrets, trademarks and copyrights, and patents to protect technology which it considers important to the development of its business.

     Although the Company believes patents are not critical in protecting its competitive advantage in x-ray bone densitometry, it has obtained a number of United States patents relating to its technology. The Company owns a number of issued United States and foreign patents and patent applications related to various aspects of x-ray and ultrasound bone densitometry. The Company continues to file United States and foreign patent applications covering its developments in the bone densitometry and imaging technologies. Recently, the Company filed United States and foreign patent applications covering features of ORCA and PIXI. In addition to patents and patent applications concerning technology developed by the Company, the Company has licensed patented technology developed at various universities.

     The Company has obtained United States and foreign trademark registrations for "LUNAR," "DPX," "Achilles," "EXPERT," "LUNAR Expert." Applications for trademark registration are being sought worldwide for "DPX-IQ" and "ORCA".

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

COMPETITION

     Lunar product sales are dependent on competition, reimbursement levels, and availability of therapies on a country-by-country basis. The medical instrumentation industry is highly competitive and characterized by continual change and improvement in technology. Many of the companies in the medical instrumentation industry have significantly greater research, manufacturing, marketing, and financial resources than the Company.

     To date, the market for bone densitometer systems has been characterized by companies such as Lunar which specialize in instruments for bone density measurement. Hologic, Inc., based in Massachusetts, and Norland Medical Systems, Inc., based in Fort Atkinson, Wisconsin, sell bone densitometer scanners which compete directly with the DPX series and the EXPERT. Two Japanese companies, an Italian and a French company are developing or have introduced x-ray bone densitometers in their respective countries. Lunar expects additional competitors to enter the bone densitometry market, both in the United States and foreign countries. Competition has intensified as new models have been introduced by competitors.

     The Company believes it is the world's largest seller of ultrasound bone densitometry instruments. Hologic and at least 5 other companies have commercially introduced devices which compete with the Achilles ultrasound product line. Lunar is aware of several other companies developing ultrasound bone densitometers.

     In addition to competition from other medical equipment manufacturers and devices, biochemical markers have gained increased interest among researchers for the detection of high bone turnover which can lead to osteoporosis. Such markers could be used as an adjunct to bone densitometry.

     The primary competitors to the ORCA C-arm include OEC Medical Systems, Inc., Fluoroscan (a subsidiary of Hologic), and Xitec.
Innervision sells an extremity MRI device competitive to the Artoscan, although the Company is not aware of any actual installations.

REGULATION

     The Company's products are subject to regulation by the FDA and by many foreign governments. Under the United States Food, Drug, and Cosmetic Act ("FDA Act"), manufacturers of medical devices must comply with certain regulations governing the manufacturing, testing, packaging, and marketing of medical devices. The Company's x-ray bone densitometry products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing, and product labeling requirements for devices using radiation, such as x-rays. Lunar believes it is in compliance in all material respects with these various laws and regulations.

     The FDA generally must authorize the commercial sale of new medical devices. Commercial sales of the Company's bone densitometry devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of premarket approval for a particular medical device. The
Section 510(k) notification filing must contain information which establishes that the device is substantially equivalent to a legally marketed device or to a device which was marketed prior to May 28, 1976. The FDA may either deny the Section 510(k) submission or require further information within 90 days of submission. Commercial marketing of the device cannot begin until the 510(k) submission is cleared by the FDA. Because of backlog presently existing in the FDA, 510(k) clearance now takes on the average longer than 90 days. The premarket approval procedure involves a more complex and lengthy review process by the FDA than the Section 510(k) premarket notification procedure.


     The following table summarizes FDA Section 510(k) clearance received by Lunar during the last 10 years:

     DPX Bone Densitometer              June 1988
     DPX Total Body Software            June 1989
     DPX Population Reference Data      April 1990
     DPX-L/DPX-alpha Bone
      Densitometers                     December 1990
     Lateral Spine Software             August 1991
     DPX Forearm Software               February 1992
     DPX Orthopedics Software           February 1992
     EXPERT Bone Densitometer           April 1995
     Morphometry Software               May 1995
     DPX Tissue Quantitation Software   October 1995
     DPX Hand Software                  October 1995
     ORCA Orthopedic C-arm              May 1996
     EXPERT Forearm and Hand Software   November 1996
     PIXI Densitometer                  April 1997
     PIXI Reference Data                August 1997

       In August 1997, the Company submitted an application to the FDA for premarket authorization to sell the Achilles+ ultrasound densitometer in the United States. Lunar believes new products being developed in the x-ray densitometry and imaging product lines will be eligible for a Section 510(k) marketing clearance.

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

     The Company is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Lunar believes its current operations comply with all currently applicable environmental laws and regulations. Lunar's expenditures for environmental compliance have not had, nor are they expected to have, a material adverse effect on the results of operations or financial condition of the Company.

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

     In May 1997 the Company received ISO-9001 certification indicating compliance with internationally recognized standards of design and development, manufacturing and post-market support.

RESEARCH AND DEVELOPMENT

     As of June 30, 1997, the Company had 56 employees engaged in research and development. During fiscal 1995, 1996, and 1997, Lunar's research and development expenses were $4.3 million, $5.6 million, and $5.7 million, respectively.

PRODUCT LIABILITY INSURANCE

     The Company maintains product liability insurance and considers its current level of product liability insurance coverage to be adequate. While the Company has not experienced any material product liability claims to date, if such claims arise in the future, they could have a material adverse effect on the results of operations or financial condition of the Company.

EMPLOYEES

     As of June 30, 1997, Lunar had 265 full-time employees, including 58 in manufacturing operations; 56 in research and development; 129 in marketing, sales support, and service; and 22 in finance and administration. None of the Company's employees is represented by a union. The Company considers its employee relations to be excellent.

SPINOFF OF BONE CARE

     From its inception until October 1995, Bone Care had focused on the development of one-alpha D-2, a D-hormone compound. Lunar independently researched and patented several other novel D-hormone compounds from 1988 to 1995. In October 1995, Lunar contributed its ownership of Continental Assays Corporation, and all of its D-hormone-related assets with a book value of $175,867, and forgave intercompany loans receivable of $634,683 in exchange for 1,806,075 shares of Bone Care common stock. Lunar also contributed $10,000,000 in exchange for 1,698,674 shares of Bone Care common stock on May 8, 1996 and reimbursed Bone Care $725,000 for tax savings realized in prior years when Bone Care losses were included in Lunar's consolidated tax returns. On May 8, 1996, Lunar distributed all of its shares of Bone Care to Lunar shareholders of record as of April 24, 1996 in a transaction intended to qualify as a tax-free distribution. The shares distributed to Lunar shareholders represent 97% of the total outstanding Bone Care shares as of the date of the distribution.

     Bone Care entered into a Transition Agreement with the Company, pursuant to which certain employees of the Company perform administrative services for Bone Care. Such services include legal, treasury, accounting, insurance and employee benefit administration. As compensation, Bone Care pays the Company a monthly fee of $7,000 plus certain costs. The Company leases 3,000 square feet of office space to Bone Care for $2,000 per month under the Transition Agreement. The term of the Transition Agreement is three years; however, Bone Care may terminate the agreement by giving the Company 90 days advance written notice.


GLOSSARY OF DEFINED TERMS

1A-D-2 - one alpha hydroxyvitamin D-2
Bone Care - Bone Care International, Inc.
CT - computer tomographic
DEXA - dual-energy x-ray absorptiometry
DPA - dual-photon absorptiometry
ERT - estrogen replacement therapies
FDA - Food and Drug Administration
FDA Act - United States Food, Drug, and Cosmetic Act
HCFA - Health Care Finance Administration
Hologic - Hologic, Inc.
MRI - magnetic resonance imaging
NOF - National Osteoporosis Foundation
NRC - Nuclear Regulatory Commission
SPA - single-photon absorptiometry

ITEM 2.  PROPERTIES

     The Company owns and occupies a building of approximately 70,000 square feet on approximately 3 acres in Madison, Wisconsin. The Company's facilities were originally acquired in 1986 and expanded by approximately 30,000 square feet in 1994. The Company also leases office facilities in Germany and Belgium.

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

     The Company is presently co-defendant and counterclaim co-plaintiff with the UAB in two declaratory judgment actions filed in the United States District Court for the Central District of California. Both actions seek a determination of non-infringement and invalidity of the
 688 Patent. The first declaratory judgment action was filed on January 21, 1997 by RapiScan Security Systems, Inc. ("RapiScan"). RapiScan manufactures and sells baggage scanning equipment and is a competitor of EG&G. The second declaratory judgment action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products and is located in Denmark. The Company intends to vigorously defend against these lawsuits. The Company does not believe these lawsuits will have a material effect on the results of operations or financial condition of the Company.

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

     Other Matters: The Company is a defendant from time to time in actions arising out of its ordinary business operations. There are no other legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the results of operations or financial condition of the Company. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate, or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
         MATTERS

     The following table sets forth high and low sales prices as reported on the National Market System of the NASDAQ Stock Market for fiscal year 1997 and 1996. These prices have been adjusted for the December 1995 3-for-2 stock split.

              First    Second     Third    Fourth
             Quarter   Quarter   Quarter   Quarter
   1997
   High       40.00     35.75     40.75     34.50
   Low        32.00     26.25     29.25     15.00

   1996
   High      $22.83    $29.33    $49.50    $48.25
   Low        17.00     20.58     25.50     32.75

                On September 24, 1997, the Company's common stock was held by approximately 5,500 stockholders of record or through nominee or street name accounts with brokers.

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

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data for each of the five years in the period ended June 30, 1997 have been derived from the audited consolidated financial statements of LUNAR. The consolidated financial statements for the fiscal years ended June 30, 1993 through 1997 have been audited by KPMG Peat Marwick LLP, independent auditors. References to a year are to Lunar's fiscal year ended June 30, unless otherwise designated.


        The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          STATEMENTS OF INCOME DATA

                                    Year Ended June 30,
                                  1997      1996    1995    1994    1993
                                  ----      ----    ----    ----    ----
                                  (in thousands, except per-share data)
REVENUES
Equipment sales and other
 revenue                         $81,467   $66,859 $44,572 $30,027 $24,654
Licensing revenue                   -          -      -       -      1,489

                                  81,467    66,859  44,572  30,027  26,143

OPERATING EXPENSES
Cost of sales                    36,145     30,236  18,871  11,720   8,743
Research and development         5,682       5,610   4,349   2,744   3,348
Sales and marketing              17,144     14,447   9,813   6,783   6,049
General and administrative       4,950       4,731   4,327   2,532   2,073

                                 63,921     55,024  37,360  23,779  20,213

Income from operations           17,546     11,835   7,212   6,248   5,930

OTHER  INCOME  (EXPENSE)
Interest income                  1,533       1,549   1,312   1,229   1,046
Settlement of lawsuit            1,829         -       -       -       -
Other                              619        (238)    328     178     (1)

                                 3,981       1,311   1,640   1,407   1,045

Income before income taxes       21,527     13,146   8,852   7,655   6,975

Income tax expense               7,241       3,910   2,151   1,849   1,793


NET INCOME                       $14,286    $9,236  $6,701  $5,806  $5,182


NET  INCOME  PER  COMMON AND
  COMMON-EQUIVALENT SHARE        $1.57      $1.04   $.76    $.68    $.61


Weighted average shares
 outstanding                       9,106     8,908   8,824   8,526   8,474



                              BALANCE SHEET DATA

                                 As of June 30,
                             1997     1996     1995    1994    1993
                             ----     ----     ----    ----    ----
                                           (in thousands)
Working capital              $45,549  $38,999  $33,140 $17,603 $29,531
Total assets                  83,283   62,872   56,700  45,515  38,369
Long-term liabilities            -         -       -       -       -
Shareholders' equity          70,243   52,405   48,096  40,451  34,437



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS


                 STATEMENTS  OF  INCOME  (percent of sales)


                                      Year Ended June 30,
                                 1997      1996        1995
                                 ----      ----        ----
REVENUES                         100%      100%        100%

OPERATING  EXPENSES
   Cost of sales                   44        45          42
   Research and development         7         8          10
   Sales and marketing             21        22          22
   General and administrative       6         7          10

                                   78        82          84


   Income from operations          22        18          16

OTHER  INCOME  (EXPENSE)
   Interest income                  2         2           3
   Other, net                       3         -           1

                                    5         2           4

   Income before income taxes      27        20          20
   Income tax expense               9         6           5

NET  INCOME                        18%       14%         15%



        YEAR ENDED JUNE 30, 1997 VERSUS 1996 - Equipment sales and other revenue increased 22% to $81,467,000 in fiscal year 1997, from $66,859,000 in fiscal year 1996. Sales by product line are summarized as follows:

                                          Revenues by Product
                                           (in thousands)

                                       Fiscal Year  Fiscal Year
                                          1997       1996
                                          ----        ----
             X-ray densitometry        $61,827     $51,399
             Ultrasound densitometry     5,528       5,054
             Orthopedic Imaging          8,851       6,245
             Other                       5,261       4,161
                                       --------    --------
                                       $81,467     $66,859
                                       ========    ========

        The increase in x-ray densitometry sales in the current fiscal year is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 24 months. The increase in orthopedic imaging sales is due to the Company's introduction of the ORCA mini C-arm, a portable x-ray device used by surgeons to image extremities, and higher Artoscan MRI sales resulting from increased acceptance of the system, particularly by orthopedic surgeons.

        Cost of sales as a percentage of equipment sales averaged 44% in the year ended June 30, 1997 and 45% in the year ended June 30, 1996.

        Research and development expenditures remained stable at $5,682,000 in fiscal year 1997 compared to $5,610,000 in fiscal year 1996.
Expenditures related to the development of densitometry products increased approximately $1,044,000 over 1996 levels offset by the discontinuance of D-hormone research. The Company spun off Bone Care to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The costs of clinical trials and any other costs related to the research and development of D-hormones are not included in the Company's consolidated net income after the spin-off. D-hormone related expenses were $972,000 in fiscal year 1996.

        Sales and marketing expenses increased 19% to $17,144,000 (21% of product sales) in fiscal year 1997 from $14,447,000 (22% of product sales) in fiscal year 1996. This increase is primarily attributable to increased marketing personnel and sales force placed in position for an expanding market with increased products.

        General and administrative expenses increased to $4,950,000 in fiscal year 1997 from $4,731,000 in fiscal year 1996. Legal expenses decreased approximately $965,000. Lunar had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled in November, 1995. Offsetting this reduction were increases in labor and other office-related costs.

        Interest income of $1,533,000 in fiscal year 1997 approximated interest income of $1,550,000 in fiscal year 1996.

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

        The effective tax rate averaged 34% in fiscal year 1997 and 30% in fiscal year 1996. The Company's effective rate has been below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income offset by the effect of state income taxes. The effective tax rate was higher in the current fiscal year due to increased profits from sales within the United States, which do not benefit from foreign sales corporation treatment.


        YEAR ENDED JUNE 30, 1996 VERSUS 1995 - Equipment sales and other revenue increased 50% to $66,859,000 in fiscal year 1996, from $44,572,000 in fiscal year 1995. Sales by product line are summarized as follows:

                                           Revenues by Product
                                           (in thousands)

                                 Fiscal Year    Fiscal Year
                                    1996           1995

   X-ray densitometry             $51,399         $29,500
   Ultrasound densitometry          5,054           7,211
   Orthopedic Imaging               6,245           5,320
   Other                            4,161           2,541
                                 ---------------------------
                                  $66,859         $44,572


        The increase in DPX sales in fiscal year 1996 is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the prior 12 months. The increase in EXPERT shipments is the result of solving several problems related to detector production experienced in prior fiscal years. Achilles sales decreased in fiscal year 1996 as compared to fiscal year 1995 due to lower sales in Japan caused by cutbacks in government-sponsored programs to support low-cost densitometry. The increase in Artoscan sales is a result of increased acceptance of the system, particularly by orthopedic surgeons.

        Cost of sales as a percentage of equipment sales increased to 45% in the year ended June 30, 1996 from 42% in the year ended June 30, 1995.
This increase is primarily a result of increased sales of the lower-margin EXPERT and Artoscan extremity MRI products, and proportionately less sales of the higher-margin Achilles.

        Research and development expenditures increased to $5,610,000 in fiscal year 1996 from $4,349,000 in fiscal year 1995. This increase is primarily attributable to expenditures related to the development of the DPX-IQ bone densitometer and the ORCA mini C-arm. Also, Bone Care increased expenditures for clinical testing of 1-alpha D2 in the treatment of secondary hyperparathyroidism associated with end-stage renal disease. D-hormone-related research expenses totaled $972,000 in fiscal year 1996 compared to approximately $882,000 in fiscal year 1995.

        Sales and marketing expenses increased to $14,447,000 in fiscal year 1996 from $9,812,000 in fiscal year 1995, representing 22% of equipment sales in both years. During fiscal 1996, Lunar expanded the number of direct sales representatives and sales and marketing administration staff in the United States in response to higher customer demand levels.

        General and administrative expenses increased to $4,731,000 in fiscal year 1996 from $4,327,000 in fiscal year 1995. This increase is primarily attributable to higher legal expenses associated with the Hologic litigation.

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

        LIQUIDITY AND CAPITAL RESOURCES - Total cash and cash equivalents increased $6,416,000 to $14,417,000 at June 30, 1997 from $8,001,000 at
June 30, 1996. Marketable securities increased $19,108,000 to $22,483,000 at June 30, 1997 from $3,375,000 at June 30, 1996. Marketable securities consist of a laddered portfolio of readily marketable high-grade municipal bonds with various maturities not exceeding 48 months.

        The Company's accounts receivable decreased $6,896,000 to $29,057,000 at June 30, 1997 from $35,953,000 at June 30, 1996. This decrease is attributable to the sale of approximately $10,800,000 of accounts receivable from selected customers in Latin America to a leasing company during the year. The Company continues to have recourse of approximately
10% of the sales price in the event non-payment of the underlying accounts receivable should occur. The resulting decrease was partially offset by higher accounts receivable resulting from increases in sales.

        Inventories increased 8% to $9,373,000 on June 30, 1997 from $8,675,000 on June 30, 1996. This increase is primarily attributable to increased sales.

        The Company does not have any pending material commitments for capital expenditures.

        On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 20,000 shares under this program as of September 25, 1997.

        Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

        In January 1997, the SEC released amended Rule 4-08 of Regulations S-X (General Notes to the Financial Statements), as part of Release No. 33-7386, requiring additional disclosure with respect to accounting policies followed in connection with the accounting for derivative financial instruments and derivative commodity instruments. This disclosure is required for all period ending after June 15, 1997, unless a registrant's most recent Form 10-K is in compliance. The Release also added Item 305 to Regulation S-K to require quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivative and other financial instruments. The requirements of Item 305 become effective for non-bank registrants with market capitalization in excess of $2.5 billion at January 28, 1997, for filings that include annual financial statements for periods ending after June 15, 1997. For registrants with market capitalization under $2.5 billion, the requirements of Item 305 become effective for filings that include annual financial statements for periods ending after June 15, 1998. The
Registrant believes it is currently in compliance with amended Rule 4-08 of Regulation S-X in its most recent Form 10-K. Based on the Registrant's market capitalization being under $2.5 billion on January 28, 1997, the requirement of Item 305 will commence with its Form 10-K for the period ended June 30, 1998, at which time the additional requirements of Item 305 will be addressed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED  STATEMENTS  OF  INCOME

                     LUNAR  CORPORATION  AND  SUBSIDIARIES

Years ended June 30,         1997                1996                1995
                         -----------         -----------         -----------
REVENUES                 $81,466,859         $66,859,196         $44,571,992

OPERATING  EXPENSES
 Cost of sales            36,145,433          30,236,372          18,871,021
 Research and
  development              5,681,860           5,610,321           4,349,414
 Sales and marketing      17,143,861          14,446,553           9,812,468
 General and
  administrative           4,949,633           4,731,340           4,327,424
                         -----------         -----------         -----------
                          63,920,787          55,024,586          37,360,327
                         -----------         -----------         -----------
INCOME FROM OPERATIONS    17,546,072          11,834,610           7,211,665

OTHER INCOME (EXPENSE)
     Interest income       1,533,127           1,549,786           1,312,500
     Settlement of
      Lawsuit              1,828,905               -                   -
     Other                   618,721            (237,952)            327,600
                         -----------         -----------         -----------
                           3,980,753           1,311,834           1,640,100
                         -----------         -----------         -----------
INCOME BEFORE
  INCOME TAXES            21,526,825          13,146,444           8,851,765

INCOME TAX EXPENSE (BENEFIT)
     Currently payable     7,548,000           4,714,000           2,448,503
     Deferred               (307,000)           (804,000)           (298,000)
                         -----------         -----------         -----------
                           7,241,000           3,910,000           2,150,503
                         -----------         -----------         -----------

NET  INCOME              $14,285,825          $9,236,444          $6,701,262
                         ===========         ===========         ===========

NET INCOME PER COMMON
 AND COMMON
 EQUIVALENT SHARE              $1.57               $1.04               $0.76
                              ======              ======              ======

See accompanying notes to consolidated financial statements.

                         CONSOLIDATED  BALANCE  SHEETS
                LUNAR  CORPORATION  AND  SUBSIDIARIES   ASSETS

June 30,                                         1997                1996
                                             -----------         -----------
CURRENT  ASSETS
     Cash and cash equivalents               $14,417,155         $ 8,001,582
     Marketable securities                     5,891,350           2,347,400
     Receivables:
        Trade, less allowance for
        doubtful accounts of
        $2,602,000 in 1997 and
        $2,235,000 in 1996                    25,468,881          27,966,620

        Other                                  1,061,558             328,662
                                             -----------         -----------
                                              26,530,439          28,295,282

     Inventories:
        Finished goods and work in process     2,909,854           3,920,431
        Materials and purchased parts          6,463,636           4,755,056
                                             -----------         -----------
                                               9,373,490           8,675,487

     Other current assets                         84,790             161,829
     Deferred income taxes                     2,291,000           1,984,000
                                             -----------         -----------

TOTAL CURRENT ASSETS                          58,588,224          49,465,580

PROPERTY,PLANT AND EQUIPMENT   AT COST
     Buildings and improvements                2,376,763           2,203,036
     Furniture and fixtures                      680,413             669,284
     Machinery and other equipment             5,276,267           3,554,535
                                             -----------         -----------
                                               8,333,443           6,426,855
     Less accumulated depreciation
      and amortization                         3,889,838           2,977,468
                                             -----------         -----------
                                               4,443,605           3,449,387

     Land                                        138,858             138,858
                                             -----------         -----------
                                               4,582,463           3,588,245

     Long-term trade accounts receivable       2,485,022           7,658,079
     Long-term marketable securities          16,592,053           1,028,088
     Patents and other intangibles,
      net of accumulated amortization
      of $1,185,613 in 1997 and
      $832,573 in 1996                           850,867             990,382
     Other                                       183,954             141,556
                                              -----------         -----------
                                             $83,282,583         $62,871,930
                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                     LUNAR  CORPORATION  AND  SUBSIDIARIES
                    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

June 30,                                         1997                1996
                                             -----------         -----------
CURRENT LIABILITIES
     Accounts payable                        $ 4,209,485         $ 3,508,804
     Customer advances and deferred income       639,707             565,364
     Income taxes payable                      2,375,955             551,852
     Accrued liabilities:
        Commissions payable                    2,146,189           2,502,323
        Compensation payable                     290,913             205,236
        Property, payroll, and other taxes       141,906             331,139
        Accrued warranty and
          installation expenses                2,984,000           2,570,000
        Other                                    251,036             231,809
                                             -----------         -----------
TOTAL CURRENT LIABILITIES                     13,039,191          10,466,527

SHAREHOLDERS' EQUITY
     Common stock   authorized 25,000,000
        shares of $.01 par value; issued
        and outstanding, 8,721,425 shares
        in 1997 and 8,486,250 shares in 1996      87,214              84,863
     Capital in excess of par value           26,500,942          22,802,103
                                             -----------         -----------
                                              26,588,156          22,886,966

     Retained earnings                        43,706,139          29,420,314
     Unrealized appreciation in
        marketable securities                     34,220              29,122
     Cumulative translation adjustment           (85,123)             69,001
                                             -----------         -----------
                                              70,243,392          52,405,403
                                             -----------         -----------
                                             $83,282,583         $62,871,930
                                             ===========         ===========

See accompanying notes to consolidated financial statements.

              CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                     LUNAR  CORPORATION  AND  SUBSIDIARIES

Years ended June 30, 1997, 1996, and 1995
                                                  Unrealized  Cumulative
            Number           Capital in          appreciation  transla-
              of     Common  excess of  Retained in marketable   tion
            shares   stock   par value  earnings  securities  adjustment  Total
          ---------  ------  ---------  --------  ----------  ----------  -----
BALANCE AT
JUNE 30,
1994      7,838,070 $52,254 $14,476,602 $25,920,978 $  -     $  830 $40,450,664
Issuance of
 shares under
 stock
 option
 plans      149,145     994     497,907       -        -        -       498,901
Tax benefit
 from issuance
 of shares
 under stock
 option plans   -       -       454,149       -        -        -       454,149
Issuance of
 stock awards   975       7       9,744       -        -        -         9,751
Net income for
 the year ended
 June 30, 1995  -       -          -      6,701,262    -        -     6,701,262
Translation
 adjustment     -       -          -          -        -    (18,961)
(18,961)
--------------------------------------------------------------------------------
BALANCE AT
JUNE 30,
1995      7,988,190  53,255  15,438,402  32,622,240    -    (18,131)
48,095,766

Issuance of
 shares under
 stock option
 plans      497,315   4,421   2,085,272       -        -        -
2,089,693
Effect of
 3 for 2
 stock split    -    27,180     (27,180)      -        -        -          -
Payment of
 fractional
 shares
 resulting from
 stock split    (30)    -          (875)      -        -        -
(875)
Tax benefit
 from issuance
 of shares under
 stock option
 plans          -       -     5,280,585       -        -        -
5,280,585
Issuance of
 stock awards   775       7      25,899       -        -        -
25,906
Net income for
 the year ended
 June 30, 1996  -       -          -      9,236,444    -        -
9,236,444
Spin-off of
 Bone Care
 International,
 Inc.           -       -          -    (12,438,370)   -        -
(12,438,370)
Unrealized
 appreciation in
 marketable
 securities     -       -          -          -      29,122     -
29,122
Translation
 adjustment     -       -          -          -        -     87,132
87,132
--------------------------------------------------------------------------------
BALANCE AT
JUNE 30,
1996      8,486,250  84,863  22,802,103  29,420,314  29,122  69,001
52,405,403

Issuance of
 shares under
 stock option
 plans      233,200   2,332   1,121,254       -        -        -
1,123,586
Tax benefit
 from issuance
 of shares
 under stock
 option plans   -       -     2,504,036       -        -        -     2,504,036
Issuance of
 stock awards 1,975      19      73,549       -        -        -        73,568
Net income for
 the year ended
 June 30, 1997  -       -          -     14,285,825    -        -    14,285,825
Unrealized
 appreciation
 in marketable
 securities     -       -          -          -       5,098     -         5,098
Translation
 adjustment     -       -          -          -        -   (154,124)  (154,124)
-------------------------------------------------------------------------------
BALANCE AT
 JUNE 30,
 1997     8,721,425 $87,214 $26,500,942 $43,706,139 $34,220$(85,123)$70,243,392
===============================================================================

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                      LUNAR  CORPORATION  AND  SUBSIDIARIES

Years ended June 30,                        1997          1996          1995
                                        -----------    ----------    ----------
CASH FLOWS
  FROM  OPERATING  ACTIVITIES
  Net income                            $14,285,825    $9,236,444    $6,701,262

ADJUSTMENTS TO RECONCILE
     NET INCOME TO NET CASH
     PROVIDED BY (USED IN)
     OPERATING ACTIVITIES

     Depreciation and amortization        1,446,929     1,365,348     1,383,151
     Minority interest in
        net income (loss) of subsidiary       -            79,983      (38,160)
     Changes in assets and liabilities:
        Receivables                       6,895,502   (11,727,295) (10,288,014)
        Inventories                        (698,003)   (2,024,761)   3,360,842)
        Prepaid expenses                     77,039       (52,094)     (32,808)
        Deferred income taxes              (307,000)     (804,000)    (298,000)
        Accounts payable                    546,557     1,436,573     1,206,842
        Customer advances and
         deferred income                     74,343       103,314       206,081
        Accrued liabilities                 (26,463)    2,164,204     1,151,630
        Income taxes payable              1,824,103    (1,650,046)    1,003,846
-------------------------------------------------------------------------------
NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES        24,118,832    (1,872,330)  (2,365,012)

See accompanying notes to consolidated financial statements.

                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (cont.)
                      LUNAR  CORPORATION  AND  SUBSIDIARIES

Years ended June 30,                        1997          1996          1995
                                      -------------  -------------
------------
CASH FLOWS
  FROM INVESTING ACTIVITIES
     Purchases of marketable
      securities                      $(20,885,936)  $   (700,000) $(1,042,910)
     Sales and maturities
      of marketable securities           1,601,600     13,132,594    5,786,129
     Additions to property,
      plant, and equipment              (1,906,588)      (839,703)  (1,155,586)
     Patents and other intangibles        (213,525)      (303,664)    (300,597)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY
     (USED IN) INVESTING ACTIVITIES    (21,404,449)    11,289,227    3,287,036

CASH FLOWS
  FROM FINANCING ACTIVITIES
     Proceeds from exercise of
      stock options                      1,197,154      2,114,724      498,901
     Income tax benefit
      from stock option exercises        2,504,036      5,280,585      454,149
     Cash distributed with Bone
      Care spin-off                          -        (11,388,279)        -
-------------------------------------------------------------------------------
NET CASH PROVIDED BY
     (USED IN) FINANCING ACTIVITIES      3,701,190     (3,992,970)     953,050
-------------------------------------------------------------------------------
     Net increase in cash and
        cash equivalents                 6,415,573      5,423,927    1,875,074
     Cash and cash equivalents
        at beginning of year             8,001,582      2,577,655      702,581
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
     AT END OF YEAR                  $ 14,417,155  $   8,001,582   $2,577,655
==============================================================================
SUPPLEMENTAL DISCLOSURE
     OF CASH FLOW INFORMATION
     Income taxes paid               $  3,237,541  $   1,083,461   $  987,990
==============================================================================
See accompanying notes to consolidated financial statements.


                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     LUNAR  CORPORATION  AND  SUBSIDIARIES


(1)  Summary of Accounting Policies

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Lunar Corporation (the Company) and its wholly owned subsidiaries, Lunar GmbH, Lunar Europe, N.V., Lunar Finance Corporation, Bona Fide, Ltd., and Lunar FSC, Inc. In May 1996, the Company spun-off its 97% owned subsidiary, Bone Care International, Inc. (Bone Care), and its subsidiary, Continental Assays Corporation (note 2). The accompanying consolidated financial statements reflect the results of operations of Bone Care prior to the date of the spin-off. All significant intercompany accounts and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS: The Company develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. The Company also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Lunar GmbH supports customers and sells Lunar's products in Germany. Lunar Europe, N.V. supports customers and sells Lunar's products in Belgium and supports customers in other European countries. Bona Fide, Ltd. reviews and analyzes data from clinical trials. Lunar FSC, Inc. is a foreign sales corporation responsible for the sale of Lunar's products outside of the United States. Lunar Finance Corporation manages and sells Latin American receivables to third-party leasing companies.

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

     INVENTORIES: Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method.

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

     The cost of property and equipment are depreciated over the following estimated useful lives:

                  Asset classification                  Estimated useful life
                  Machinery, furniture, and fixtures          5-7 years
                  Building and improvements                  19-39 years

     Legal costs incurred to register patents are amortized over periods not exceeding ten years.

     RESEARCH AND DEVELOPMENT COSTS: Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

     PROVISION FOR WARRANTIES: In the normal course of business, the Company makes certain initial warranties as to material and workmanship. The estimated costs associated with these warranties are accrued at the time of sale.

     STOCK-BASED COMPENSATION: Stock-based compensation related to employees is recognized using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

     INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     INCOME PER SHARE: Income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include stock options, which have been included using the treasury stock method only when their effect is dilutive. Income per share is based upon common and common equivalent shares of 9,106,048, 8,907,823, and 8,824,265 for the years ended June 30, 1997, 1996, and
1995, respectively.

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

     The Company uses forward currency contracts in its management of foreign currency exposures. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. Unrealized gains and losses, which were not significant at June 30, 1997 and 1996, are not recognized.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable, customer advances, and accrued liabilities, approximated their carrying values at June 30, 1997 and 1996.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has recently issued two new accounting standards, SFAS No. 128, Earnings Per Share, and SFAS No. 130, Reporting Comprehensive Income. These statements will affect the disclosure requirements for the 1998 annual financial statements. Currently, the Company is evaluating the effect of these new statements.

(2) Spin-off of Subsidiary

     The Company distributed all of its shares of Bone Care to the Company's shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. Previously in October 1995, the Company had contributed its ownership of Continental Assays Corporation, and all other D-hormone related assets with a book value of $175,867, and forgave intercompany loans receivable of $634,683 for 1,806,075 shares of Bone Care common stock. The Company also contributed $10,000,000 for 1,698,674 shares of Bone Care common stock on May 8, 1996 and reimbursed Bone Care $725,000 for tax savings realized in prior years when Bone Care losses were included in the Company's
consolidated tax returns.   The shares distributed to the Company's
shareholders represented 97% of the total outstanding Bone Care shares as of the date of the distribution.

     Bone Care entered into a Transition Agreement with the Company pursuant to which certain employees of the Company perform administrative services for Bone Care and lease office space to Bone Care. The term of the Transition Agreement is three years; however, Bone Care may terminate the agreement by giving the Company 90 days advance written notice. Total payments received under these arrangements were $135,000, $66,968, and $60,000 for the years ended June 30, 1997, 1996, and 1995, respectively.

(3) Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for marketable securities at June 30, 1997 and 1996 were as follows:

                                        Gross          Gross
                                      unrealized     unrealized
                          Amortized     holding        holding
                             cost        gains          losses     Fair value
                          ---------  ----------      ----------   ----------
1997
Available-for-sale:
   Current               $ 5,872,101 $   19,249        $    -    $ 5,891,350
Due after one year        16,577,082     14,971             -     16,592,053
                         ----------- ----------      ----------  -----------
                         $22,449,183 $   34,220        $    -    $22,483,403
                         =========== ==========      ==========  ===========
1996
Available-for-sale:
   Current               $2,318,278  $   29,122        $    -    $ 2,347,400
Due after one year        1,028,088        -                -      1,028,088
                         ----------  ----------     ----------   -----------
                         $3,346,366  $   29,122        $    -    $ 3,375,488
                         ==========  ==========     ==========   ===========

     The scheduled maturities for investment securities at June 30, 1997 were as follows:

                              Less than     6 months    More than
                              6 months      to 1 year    1 year      Total
                             ----------    ----------  ----------  -----------
State and
 municipal bonds             $2,720,800    $2,161,950  $16,592,053 $21,474,803
Other                          1,008,600        -            -       1,008,600
                             ----------    ----------  ----------- -----------
                             $3,729,400    $2,161,950  $16,592,053 $22,483,403
                             ==========    ==========  =========== ===========


     The gross realized gains and losses on the sale of available-for-sale investment securities for the year ended June 30, 1997 were not material.

     The Company had historically reported its marketable securities as held-to-maturity. In December 1995, the Company changed its classification of marketable securities from held-to-maturity to available-for-sale. The impact of the change in classification was not material to the consolidated financial statements as book value approximated the fair value.

(4) Incentive Compensation Programs

     Lunar Corporation has granted options to key employees, directors, and consultants under two separate programs.

     Under a September 1, 1984 agreement with an employee/officer, options to purchase 138,000 shares at $0.16 per share are outstanding and exercisable and will expire in the event of termination of employment. Under the second option program, titled the Non-Qualified Stock Option program, a total of 3,000,000 shares of common stock were made available, of which 287,190 remain available. Options granted under this program vest over a three-year or five-year period. The options will expire ten years from the granting date, or upon termination of employment.

     The option price under both option programs was based on 100% of estimated fair market value of the Company's stock on the dates the options were granted.

     A summary of the Company's stock option activity, and related information, are summarized as follows:



YEAR ENDED JUNE 30,           1997                1996               1995
                            -------------------------------------------------
                            Weighted           Weighted          Weighted
                             average            average           average
                            exercise           exercise          exercise
                   Options    price   Options    price   Options   price
                  ---------  -------  --------- -------  --------- -------
Outstanding-
 beginning of
 year            1,131,115   $ 8.21   1,482,720  $ 4.87  1,442,415  $ 4.20

Granted            531,480    20.31     203,750   22.97    201,300    8.70

Exercised         (233,200)    4.82    (497,315)   4.20    149,145    3.34

Expired/
 Canceled         (357,780)   25.43     (58,040)   8.53    (11,850)   7.39
                 ---------            ---------          ---------
Outstanding-
 end of year     1,071,615     9.20   1,131,115  $ 8.21  1,482,720    4.87
                 =========            =========          =========
Exercisable at
 end of year       486,290              544,375            812,475



Weighted average
 fair value of
 options granted
 during year       $ 10.46              $  9.54



     The options outstanding at June 30, 1997 have been segregated into five ranges for additional disclosure as follows:

                               Options Outstanding        Options Exercisable
                               ----------------------------------------------
Range of        Options     Weighted     Weighted     Options     Weighted
Exercise      Outstanding    average      average    currently     average
 Prices        at June 30,  remaining     exercise   exercisable   exercise
                  1997      contractual     price     at June 30,    price
                              life                      1997
-----------------------------------------------------------------------------
$   0.16       138,000          -          $0.16       138,000      $0.16
    0.64        67,045         0.7          0.64        67,045       0.64
5.66 - 7.83    445,570         5.9          6.92       252,235       6.79
10.00 - 14.33   54,120         6.6         11.45        27,390      11.69
16.50 - 25.50  366,880         9.8         16.61         1,620      20.64

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair market value method of that statement. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996; risk free interest rate of 6.0% for 1997 and 5.5% for 1996, volatility factors of the expected market price of the Company's common stock of .53 for 1997 and .52 for 1996, and no expected dividends. Based on an analysis of historical optionee exercise behavior, the option grants exercised have aggregated weighted average lives of four years.

     The Black-Scholes option valuation model was developed for us in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                     1997                     1996
Pro forma net income              $14,327,467              $9,047,185
Pro forma net income per share        1.57                    1.02

     Since Statement 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflective until 2000.

     The Company has a longevity stock award program whereby 25 shares of common stock are issued to employees with five years of service, and 100 shares are issued for ten years of service. The Company issued 1,975, 775, and 975 shares under this program in the years ended June 30, 1997, 1996, and 1995, respectively.

     The Company has a program which provides for bonuses to all employees contingent upon achieving certain financial goals. Total expense under the program was $315,165, $338,690, and $189,457 for the years ended June 30, 1997, 1996, and 1995, respectively.

(5)  Profit-sharing Plan

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $199,322, $88,254, and $69,186 for the years ended June 30, 1997, 1996, and 1995 respectively.

(6)  Settlement of Lawsuit

     In December 1996, a court awarded the Company and the University of Alabama-Birmingham (the co-plaintiffs) $4,200,000 in a patent infringement case against EG&G Astrophysics (EG&G). The co-plaintiffs split the award after deducting legal expenses. The Company's resulting $1,828,905 share of the award is reflected in other income and represents $0.12 per share after tax. The co-plaintiffs entered into a Settlement and License Agreement with EG&G providing for future royalty payments based on the volume of EG&G equipment sales utilizing the technology subject to the license.


(7)  Income Taxes

Income taxes consist of the following:
                                          1997         1996          1995
                                       ----------   ----------    ----------
Current:
  Federal                              $7,048,000   $4,714,000    $2,212,503
  State                                   500,000         -           236,000
                                        ----------   ----------    ----------
                                        7,548,000    4,714,000     2,448,503
                                       ==========   ==========    ==========

Deferred:
  Federal                                (287,000)    (804,000)     (269,000)
  State                                   (20,000)                   (29,000)
                                       ----------   ----------    ----------
                                         (307,000)    (804,000)     (298,000)
                                       ----------   ----------    ----------
                                       $7,241,000   $3,910,000    $2,150,503
                                       ==========   ==========    ==========

     A reconciliation of the provision for income taxes with the applicable Federal income tax rate is presented below:


                                  1997              1996                1997

                                Percent           Percent            Percent
                               of pretax         of pretax          of pretax
                           Amount   income    Amount   income   Amount   income
                           ----------------------------------------------------
Provision computed
 at normal rate          $7,319,121   34%   $4,469,791   34%  $3,009,600   34%
Increases (reductions)
 in taxes resulting
 from:
   State income taxes       330,000    2         -        -      161,480    2
   Tax benefit of exempt
     foreign trade
     income                (596,010)  (3)     (731,265)  (6)    (807,905)  (9)
   Research and
     development credits        -      -         -        -     (215,000)  (3)
   Other                    187,889     1       171,474   2        2,328    -
                           ----------------------------------------------------
Provision for
 income taxes            $7,241,000   34%    $3,910,000  30%  $2,150,503   24%
                           ====================================================

     The tax effect of temporary differences that give rise to deferred tax assets at June 30, 1997 and 1996 are as follows:


                                           1997                1996
                                        ----------          ----------
Accrued warranty                        $1,108,000          $1,011,000
Inventory valuation                        167,000             113,000
Allowance for doubtful accounts            983,000             828,000
Other                                       33,000              32,000
                                        ----------          ----------
                                        $2,291,000          $1,984,000
                                        ==========          ==========

     The Company has determined, more likely than not, that a valuation allowance is not required based upon the Company's history of prior operating earnings and its expectations for continued future earnings.

(8)  Supplemental Sales and Customer Information

     The Company's approximate revenues by geographic regions are as follows (in thousands):


                                  June 30,         June 30,        June 30,
                                    1997             1996            1995
                                  --------         --------        --------
United States and Canada          $51,051          $30,835         $12,848
Europe                             13,445           11,140           9,114
Asia                                6,259           14,760          14,284
Latin America                      10,712           10,124           8,326
                                   --------         --------        --------
                                  $81,467          $66,859         $44,572
                                  ========         ========        ========

     The Company sells its products to end-user customers or its distributors in Latin America on financed terms. Generally, the financing is over a two- or three-year time period and denominated in U.S. dollars. As of June 30, 1997, 1996, and 1995, the Company had approximately $4,614,000, $12,541,000, and $9,124,000, respectively, of financed trade accounts receivable from Latin American customers. The collateral for these receivables is generally the equipment sold and mortgages on customers' real estate.

     During fiscal 1997, the Company sold approximately $10,800,000 of accounts receivable from selected customers in Latin America. The income statement effect of these transactions was not material. The Company continues to have recourse of approximately 10% of the sales price in the event of nonpayment of the underlying accounts receivable.

     For the year ended June 30, 1997, no one distributor represented more than 7% of total sales. Sales to one distributor accounted for 13% of total sales for the year ended June 30, 1996, and 21% of total sales for the year ended June 30, 1995.

(9)  Fee Per Patient Program

     The Company has entered into an agreement with a leasing company whereby the Company sells its systems to the leasing company, which, in turn, leases the systems to third parties on a fee-per-patient basis. Under the terms of the agreement, the Company is contingently liable to the leasing company for approximately $485,157 as of June 30, 1997.


INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LUNAR CORPORATION:


We have audited the accompanying consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunar Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Chicago, Illinois
August 2, 1997


                QUARTERLY  FINANCIAL  INFORMATION  (unaudited)


     The following table sets forth unaudited selected quarterly financial information for each of the two most recent fiscal years.

                                 First       Second       Third       Fourth
                                 Quarter     Quarter      Quarter     Quarter
                                 -------     -------      -------     -------
                                      (in thousands except per-share data)
1997

Revenues                         $18,915     $20,516      $19,857     $22,179
Income from operations             4,027       4,548        4,264       4,707
Net income                         2,901       4,545        3,277       3,563
Net income per share                0.32        0.50         0.36        0.39

1996

Revenues                         $12,360     $16,934      $17,287     $20,278
Income from operations             1,398       2,753        3,474       4,210
Net income                         1,327       2,244        2,588       3,077
Net income per share                0.15        0.25         0.29        0.34

     Lunar is unable to predict the timing of purchase orders and the related product shipments and is unable to predict demand for Lunar's products in specific foreign markets. Therefore, quarterly sales and earnings fluctuations can be expected.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1997 Shareholders Meeting to be held on November 21, 1997 ("Proxy Statement") under the captions "Purposes of the Meeting - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting of Compliance," which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of September 25, 1997, the executive officers of the Registrant are as follows:

Name                                Age     Title
-----------------------------------------------------------------------------
Richard B. Mazess, Ph.D.            58      President

James A. Hanson, Ph.D.              47      Vice President - Marketing

Robert A. Beckman                   43      Vice President - Finance

Carl E. Gulbrandsen, Ph.D., J.D.    50      Corporate General Counsel
                                                and Secretary
James V. Pietropaolo                43      Vice President - Domestic Sales

James T. Karam, Ph.D.               56      Vice President - Operations

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

     Robert A. Beckman joined the Company in 1986 as Controller, has been Vice President of Finance since 1987. Mr. Beckman is a Certified Public Accountant.

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

     James V. Pietropaolo joined the Company in September 1996 as Vice President of Domestic Sales. From March 1990 to September 1996, Mr. Pietropaolo was Vice President of Sales and Marketing for Aloka Co., Ltd's United States operations.

     James T. Karam, Ph.D., joined the Company in August 1997 as Vice President of Operations. From 1992 to August 1997, Dr. Karam was Vice President of Systems Engineering at Sony Corporation of America, Business and Professional Group. Dr. Karam received his Ph.D. in Mechanical Engineering from Purdue University in 1972.

     Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

ITEM 11.  EXECUTIVE COMPENSATION

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1997.


                               LUNAR CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULE


The following documents are filed                                   Page(s) in
as part of this report:                                              Form 10-K

(1)  Financial Statements:
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .  31

     Consolidated Balance Sheets at
     June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  18-19

     Consolidated Statements of Income
     for the years ended June 30, 1997,
     1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

     Consolidated Statements of
          Shareholders' Equity for the
          years ended June 30, 1997,
          1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  20

     Consolidated Statements of Cash Flows
          for the years ended June 30, 1997,
          1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 21-22

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 23-30

                                                                     Pages in
(2)  Financial Statement Schedule:                                   Form 10-K

     Report of Independent Auditors on
     Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . 36

     Schedule II - Valuation and Qualifying
          Accounts for each of the years ended
          June 30, 1997, 1996, and 1995. . . . . . . . . . . . . . . . . .  37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         Independent Auditors' Report






The Board of Directors and Shareholders
Lunar Corporation:

Under date of August 2, 1997, we reported on the consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
August 2, 1997

                                                                   Schedule II

LUNAR CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts



                                       Additions
                            Balance     Charged      Other

                               at         to       Charged   Charges   Balance
                           Beginning   Costs and   to Other    Add      at End
Description                 of Year     Expenses    Account  (Deduct)  of Year
------------------------------------------------------------------------------

For the year ended June 30, 1997:
  Allowance for
   doubtful accounts        $2,235,000   $367,000        -         -
$2,602,000

For the year ended June 30, 1996:
  Allowance for
   doubtful accounts         $1,150,000 $1,085,000        -         -
$2,235,000

For the year ended June 30, 1995:
  Allowance for
   doubtful accounts        $  900,000  $ 250,000        -         -
$1,150,000






                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LUNAR CORPORATION

Date:  September 25, 1997
By:   /s/ Richard B. Mazess


Richard B. Mazess, Ph.D.               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name


/s/ Richard B. Mazess           President and            September 25, 1997
Richard B. Mazess, Ph.D.        Director (Principal
                                Executive Officer)

/s/ Robert A. Beckman           Vice President of        September 25, 1997
Robert A. Beckman               Finance (Principal
                                Financial and
                                 Accounting Officer)

/s/ Samuel E. Bradt             Director                 September 25, 1997
Samuel E. Bradt




                              Director                 September 25, 1997
John W. Brown


/s/ Reed Coleman                Director                 September 25, 1997
Reed Coleman


/s/ John J. McDonough           Director                 September 25, 1997
John J. McDonough


/s/ Malcolm R. Powell           Director                 September 25, 1997
Malcolm R. Powell, M.D.
                           LUNAR CORPORATION
                           INDEX TO EXHIBITS

Exhibit
Number     Document Description

 3.1       Articles of Amendment and Restated Articles of Incorporation of

     Registrant(1) (Exhibit 3.1)

 3.2       By-Laws of Registrant(2) (Exhibit 3.2)

10.1*      Lunar Corporation Amended and Restated Stock Option Plan(1)(Exhibit

           10.4)and Forms of Stock Option Agreements

10.2*      Forms of Stock Option Agreements(3) (Exhibit 10.4)

10.3       Distribution Agreement Between Bone Care and Lunar
           Corporation(1) (Exhibit 10.3)

10.4 Tax Disaffiliation Agreement Between Bone Care and Lunar Corporation(1) (Exhibit 10.4)

10.5       Transition Agreement Between Bone Care and Lunar
           Corporation(1) (Exhibit 10.5)

11         Computation of Per Share Earnings


21         List of Subsidiaries of Registrant

23         Consent of KPMG Peat Marwick LLP

27         Financial Data Schedule

(1)Incorporated by reference to exhibits filed with Registrant's
Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18643). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K

(2)Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended December 31, 1996 (File No. 0-18643).
Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-Q.

(3)Incorporated by reference to exhibits filed with Registrant's
Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 0-18643). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.