Form 10-Q
period 1997-09-30
LUNAR CORP
filed 1997-11-14
CIK 864906

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q
(Mark one)
        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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
                                                         Yes  XX       No
                                                            ------       ------
As of October 31, 1997, 8,764,585 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      LUNAR CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q

               For the quarterly period ended September 30, 1997

                             TABLE OF CONTENTS

PART I -        FINANCIAL INFORMATION                                      PAGE

Item 1. Financial statements

        Consolidated Balance Sheets
        September 30, 1997, and June 30, 1997.................................3

        Consolidated Statements of Income
        Three Months Ended September 30, 1997 and 1996........................5

        Consolidated Statements of Cash Flows
        Three Months Ended September 30, 1997 and 1996........................6

        Notes to Consolidated Financial Statements............................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................8

PART II - OTHER INFORMATION..................................................10

SIGNATURES...................................................................12

EXHIBIT INDEX................................................................13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------
                                          September 30,           June 30,
                                              1997                  1997
                                           (Unaudited)            (Audited)
------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                   $16,190,931         $ 14,417,155
 Marketable securities                         6,586,471            5,891,350

Accounts receivable:
  Trade, less allowance for doubtful accounts
    of $2,602,000 at September 30, 1997
    and $2,602,000 at June 30, 1997           24,731,725           25,468,881
  Other                                        1,289,914            1,061,558
------------------------------------------------------------------------------
                                              26,021,639           26,530,439

Inventories                                   11,018,906            9,373,490
Deferred income taxes                          1,350,000            2,291,000
Other                                            379,319               84,790
------------------------------------------------------------------------------
Total current assets                          61,547,266           58,588,224

Property, plant and equipment--at cost:
 Buildings and improvements                    2,378,950            2,376,763
 Furniture and fixtures                          684,836              680,413
 Machinery and other equipment                 5,623,194            5,276,267
------------------------------------------------------------------------------
                                               8,686,980            8,333,443
Less accumulated depreciation
 and amortization                              4,225,529            3,889,838
------------------------------------------------------------------------------
                                               4,461,451            4,443,605
Land                                             138,858              138,858
------------------------------------------------------------------------------
                                               4,600,309            4,582,463

Long-term trade accounts receivable            4,076,520            2,485,022
Long-term marketable securities               15,280,405           16,592,053
Patent fees and other intangibles, net of
 accumulated amortization of $1,282,873
 September 30, 1997 and $1,185,613 at
 June 30, 1997                                   795,254              850,867
Other                                            182,138              183,954
------------------------------------------------------------------------------
                                             $86,481,892          $83,282,583
==============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
                                          September 30,           June 30,
                                              1997                  1997
                                           (Unaudited)            (Audited)
------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                            $ 4,863,256          $ 4,209,485
 Customer advances and deferred income           757,113              639,707
 Income taxes payable                          2,179,261            2,375,955
 Accrued liabilities:
  Commission payable                           2,310,924            2,146,189
  Compensation payable                           506,248              290,913
  Property, payroll, and other taxes             110,297              141,906
  Accrued warranty and installation expenses   3,164,000            2,984,000
  Other                                          286,862              251,036
------------------------------------------------------------------------------
Total current liabilities                     14,177,961           13,039,191

Shareholders' equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,737,535 shares at September 30, 1997 and
  8,721,425 at June 30, 1997                      87,375               87,214
 Capital in excess of par value               26,506,934           26,500,942
------------------------------------------------------------------------------
                                              26,594,309           26,588,156

Retained earnings                             45,719,132           43,706,139
Unrealized appreciation in
 marketable securities                            79,225               34,220
Cumulative translation adjustment                (88,735)             (85,123)
------------------------------------------------------------------------------
                                              72,303,931           70,243,392
------------------------------------------------------------------------------
                                             $86,481,892          $83,282,583
==============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

------------------------------------------------------------------------------
                                                  Three months ended
                                          September 30,          September 30,
                                              1997                   1996
------------------------------------------------------------------------------
REVENUES
Equipment sales and
 other revenue                               $18,832,428          $18,914,639
------------------------------------------------------------------------------
OPERATING EXPENSES
Cost of sales                                  8,786,725            8,377,478
Research and development                       1,619,709            1,160,278
Selling and marketing                          4,545,138            3,968,333
General and administrative                     1,134,247            1,119,760
------------------------------------------------------------------------------
                                              16,085,819           14,625,849
------------------------------------------------------------------------------
Earnings from operations                       2,746,609            4,288,790
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest income                                  478,499              342,821
Other                                           (236,135)            (197,649)
------------------------------------------------------------------------------
                                                 242,384              145,172
------------------------------------------------------------------------------
Earnings before provision
 for income taxes                              2,988,993            4,433,962
Provision for income taxes                       976,000            1,533,000
------------------------------------------------------------------------------
NET INCOME                                   $ 2,012,993          $ 2,900,962
==============================================================================

Net income per common and
 common-equivalent share                           $0.22                $0.32
==============================================================================

Weighted average number of
 common and common-equivalent                  9,121,609            9,072,295
 shares
==============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
------------------------------------------------------------------------------
                                                      Three months ended
                                             September 30,       September 30,
                                                 1997                1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                   $2,012,993           $2,900,962
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                539,483              295,843
 Changes in assets and liabilities:
    Receivables                               (1,080,882)             298,703
    Inventories                               (1,645,416)          (1,290,175)
    Other current assets                        (294,529)            (159,522)
    Deferred income taxes                        941,000             (338,000)
    Accounts payable                             650,159             (350,543)
    Customer advances and deferred income        117,406               (9,871)
    Accrued liabilities                          564,287             (510,765)
    Income taxes payable                        (196,694)           1,505,090
------------------------------------------------------------------------------
Net cash provided by operating activities      1,607,807            2,341,722
------------------------------------------------------------------------------
Cash flows from investing activities:
 Maturities of marketable securities             555,000              851,600
 Additions to property, plant and equipment     (353,537)            (720,706)
 Patent fees                                     (41,647)             (27,685)
------------------------------------------------------------------------------
Net cash provided by investing activities        159,816              103,209
------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock options         231,454               86,591
 Income tax benefit from stock option exercises  184,699              615,910
 Repurchase of common stock                     (410,000)                 -
------------------------------------------------------------------------------
Net cash provided by financing activities          6,153              702,501
------------------------------------------------------------------------------
Net increase in cash and cash equivalents      1,773,776            3,147,432

Cash and cash equivalents at
 beginning of period                          14,417,155            8,001,582
------------------------------------------------------------------------------
Cash and cash equivalents at end of period   $16,190,931          $11,149,014
==============================================================================
Supplemental disclosure of cash flow
 information:
 Income taxes paid                               $50,000         $  1,151,000
==============================================================================

See accompanying notes to consolidated financial statements

                      LUNAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1997, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended
June 30, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 26, 1997.

     The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:
------------------------------------------------------------------------------
                                                 September 30,      June 30,
                                                     1997             1997
                                                  (Unaudited)       (Audited)
------------------------------------------------------------------------------
Finished goods and work in progress               $ 3,892,228      $2,909,854
Materials and purchased parts                       7,126,678       6,463,636
                                                  -----------      ----------
                                                  $11,018,906      $9,373,490
                                                  ===========      ==========

(3)  SHAREHOLDERS' EQUITY

     On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 55,000 shares under this program as of November 13, 1997.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overall equipment sales and other revenue decreased $83,000 to $18,832,000 in the three months ended September 30, 1997 from $18,915,000 in the three months ended September 30, 1996.
Sales by product line are summarized as follows:

                                                 Revenues by Product
                                                    in thousands)
                                                 Three Months Ended
                                           -------------------------------
                                           September 30,     September 30,
                                               1997              1996
                                           -------------     -------------
X-ray densitometry                             $12,856           $15,285
Ultrasound densitometry                          1,328             1,189
Orthopedic Imaging                               2,694             1,181
Service Revenue                                  1,407               804
Other                                              547               456
                                           -------------     -------------
                                               $18,832           $18,915
                                           =============     =============

     The Company attributes the decrease in X-ray densitometry sales to customer uncertainty over 1998 Medicare reimbursement rates as originally proposed in June 1997. At that time, the Health Care Financing Administration (HCFA) had indicated that the 1998 rate for axial bone measurement tests would decrease to $40 from $121. On October 31, 1997, HCFA proposed an increase in the reimbursement rate for axial bone measurement tests from $121 to $131. Similarly, the reimbursement for peripheral bone measurements will increase from $38 to $69. These increases are scheduled to become effective January 1, 1998.

     The increase in Orthopedic Imaging sales is primarily due to increased unit sales of Artoscan dedicated MRI and Orthopedic C-Arm (ORCA) systems. The increase in service revenue is primarily due to the expanded number of installed units in the United States.

     Cost of sales as a percentage of equipment sales averaged approximately 47% in the three month period ended September 30, 1997, compared to 44% in the three month period ended September 30, 1996. The increase is the result of a higher mix of orthopedic imaging equipment which have a higher cost of sales.

     Research and development expenditures increased to $1,620,000 in the three months ended September 30, 1997 from $1,160,000 in the three months ended September 30, 1996. The Company increased research and development expenditures for ultrasound and peripheral X-ray densitometry products during the quarter ended September 30, 1997.

     Sales and marketing expenses increased $577,000 to $4,545,000 in the three months ended September 30, 1997, compared to $3,968,000 in the three months ended September 30, 1996. The increase is primarily the result of a higher mix of sales directly to international end-users, whereby the Company pays agent commissions.

     Interest income was $478,000 in the three months ended September 30, 1997 compared to $343,000 in the three months ended September 30, 1996. This increase is primarily the result of increased investments in marketable securities partially offset by decreases in the amount of financed receivables.

     The effective tax rate averaged 33% in the three month period ended September 30, 1997 compared to 35% in the three month period ended
September 30, 1996. The effective tax rate is lower in the quarter ended September 30, 1997 versus the comparable prior year period due to increased tax exempt interest income. The rate for the three month period ended September 30, 1997 is below the 34% federal statutory rate as a result of the tax benefit of tax-exempt interest income and from foreign sales corporation treatment, offset by the provision for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $1,774,000 to $14,417,000 in the three months ended September 30, 1997. Additionally, the Company has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $21,867,000 in municipal securities as of September 30, 1997, which are readily marketable.

     The decrease in the current portion of accounts receivable at September
30,
1997 is primarily a result of a reduction in revenues compared to the quarter ended June 30, 1997. The increase in long-term accounts receivable is primarily due to the Company not selling any Latin American receivables during the quarter ended September 30, 1997. Inventories increased 18% to $11,019,000 at September 30, 1997 from $9,373,000 at June 30, 1997. The increase in finished goods is primarily attributable to increases in Artoscan MRI units.

     The Company entered into an agreement to purchase a 25-acre parcel of land for approximately $1,950,000 for the future construction of a assembly, warehouse and office building. The purchase agreement is subject to customary closing conditions. The Company does not have any other pending material commitments for capital expenditures.

     Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.


                          PART II - OTHER INFORMATION
                       LUNAR CORPORATION AND SUBSIDIARIES

Item 1.  LEGAL PROCEEDINGS

     PATENT LITIGATION: On March 5, 1996, the Company and University of Alabama-Birmingham Research Foundation (UAB) (collectively the co-plaintiffs) sued EG&G Astrophysics (EG&G) of Long Beach, California, in the United States District Court for the Western District of Wisconsin for infringement of U.S. Patent 4,626,688 (the '688 Patent) by EG&G's dual-energy baggage scanners. A trial of the matter in December of 1996 concluded with a verdict in favor of the co-plaintiffs. The Company and UAB were awarded $4.2 million in damages which was divided between the co-plaintiffs after deducting legal expenses.
The co-plaintiffs also entered into a Settlement and License Agreement with EG&G whereby EG&G was licensed under the '688 patent and a related U.S. patent. The license agreement provides for payment of royalties to the co-plaintiffs on EG&G's dual-energy baggage scanners manufactured or sold in the United States. The license agreement ends on December 2, 2003.

     The Company is presently co-defendant and counterclaim co-plaintiff with the UAB in two declaratory judgment actions filed in the United States District Court for the Central District of California. Both actions seek a determination of non-infringement and invalidity of the '688 Patent. The first declaratory judgment action was filed on January 21, 1997 by RapiScan Security Systems, Inc. ("RapiScan"). RapiScan manufactures and sells baggage scanning equipment and is a competitor of EG&G. The second declaratory judgment action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products and is located in Denmark. The Company intends to vigorously defend against these lawsuits. The Company does not believe these lawsuits will have a material effect on the results of operations or financial condition of the Company.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits furnished:

              (11)  Statement Re: Computation of Earnings Per Share
              (27)  Financial Data Schedule

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LUNAR CORPORATION
                                        (Registrant)


Date:  November 13, 1997                /s/ Richard B. Mazess
                                        ------------------------
                                        Richard B. Mazess
                                        President
                                        (Principal Executive Officer)


Date:  November 13, 1997                /s/ Robert A. Beckman
                                        ------------------------
                                        Robert A. Beckman
                                        Vice President of Finance
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


                      LUNAR CORPORATION AND SUBSIDIARIES

                                Exhibit Index

               For the Quarterly Period Ended September 30, 1997

No.   Description                                                         Page
------------------------------------------------------------------------------

11    Statement Regarding Computation of Earnings Per Share.................14

27    Financial Data Schedule...............................................15
------------------------------------------------------------------------------