Form 10-Q
period 1997-12-31
LUNAR CORP
filed 1998-02-17
CIK 864906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

      Yes  /X/      No  / /

As of January 31, 1998, 8,782,685 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


                      LUNAR CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                 For the quarterly period ended December 31, 1997

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                       Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1997, and June 30, 1997                           3

          Consolidated Statements of Income Three
          and Six Months Ended December 31, 1997
          and 1996                                                       5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1997
          and 1996                                                       6

          Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk     11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities                                         12

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             13

Item 6.   Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                              14

EXHIBIT INDEX                                                           15


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------
                                               December 31,       June 30,
                                                   1997             1997
                                               (Unaudited)        (Audited)
------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                      $ 4,698,203    $ 14,417,155
 Marketable securities                            7,754,646       5,891,350

Receivables:
  Trade, less allowance for doubtful accounts
    of $2,670,000 at December 31, 1997
    and $2,602,000 at June 30, 1997              25,963,510      25,468,881
  Other                                             777,142       1,061,558
------------------------------------------------------------------------------
                                                 26,740,652      26,530,439

Inventories                                      13,355,409       9,373,490
Deferred income taxes                             1,350,000       2,291,000
Other current assets                                396,689          84,790
------------------------------------------------------------------------------
Total Current Assets                             54,295,599      58,588,224

Property, Plant and Equipment--At Cost:
 Buildings and improvements                       2,394,843       2,376,763
 Furniture and fixtures                             689,823         680,413
 Machinery and other equipment                    5,877,279       5,276,267
------------------------------------------------------------------------------
                                                  8,961,945       8,333,443
Less accumulated depreciation and amortization    4,568,105       3,889,838
------------------------------------------------------------------------------
                                                  4,393,840       4,443,605
Land                                                138,858         138,858
------------------------------------------------------------------------------
                                                  4,532,698       4,582,463

Long-term trade accounts receivable               2,057,642       2,485,022
Long-term marketable securities                  26,990,541      16,592,053
Patents and other intangibles, net of
 accumulated amortization of $1,380,132 at
 December 31, 1997 and $1,185,613 at
 June 30, 1997                                      730,507         850,867
Other                                               179,988         183,954
------------------------------------------------------------------------------
                                                $88,786,975     $83,282,583
==============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

                                               December 31,        June 30,
                                                 1997               1997
                                               (Unaudited)         (Audited)
------------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                              $ 4,025,615      $ 4,209,485
 Customer advances and deferred income             812,901          639,707
 Income taxes payable                            2,685,632        2,375,955
 Accrued liabilities:
  Commissions payable                            2,280,135        2,146,189
  Compensation payable                             329,276          290,913
  Property, payroll, and other taxes               242,632          141,906
  Accrued warranty and installation expenses     3,117,000        2,984,000
  Other                                            307,947          251,036
------------------------------------------------------------------------------

Total Current Liabilities                       13,801,138       13,039,191

Shareholders' Equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,773,985 shares at December 31, 1997 and
  8,721,425 at June 30, 1997                        87,740           87,214
 Capital in excess of par value                 26,461,556       26,500,942
------------------------------------------------------------------------------

                                                26,549,296       26,588,156

Retained earnings                               48,447,862       43,706,139
Unrealized appreciation in
 marketable securities                              94,786           34,220
Cumulative translation adjustment                 (106,107)         (85,123)
------------------------------------------------------------------------------

                                                74,985,837       70,243,392
------------------------------------------------------------------------------

                                               $88,786,975      $83,282,583
==============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
                           Three months ended           Six months ended
                        December 31, December 31,   December 31, December 31,
                            1997         1996           1997         1996
------------------------------------------------------------------------------
Revenues               $ 21,583,633   $20,516,096    $40,416,062  $39,430,735
------------------------------------------------------------------------------

Operating Expenses
     Cost of sales        9,919,032     9,031,731     18,705,757   17,409,209
     Research and
       development        1,746,807     1,424,599      3,366,517    2,584,877
     Selling and
       marketing          4,678,250     4,405,687      9,223,412    8,374,020
     General and
       administrative     1,065,042     1,106,264      2,199,290    2,226,024
------------------------------------------------------------------------------

                         17,409,131    15,968,281     33,494,976   30,594,130
------------------------------------------------------------------------------

Income From Operations    4,174,502     4,547,815      6,921,086    8,836,605
------------------------------------------------------------------------------

Other Income (Expense):
     Interest income        477,404       365,026        955,902      707,847
     Settlement of lawsuit     -        1,828,905           -       1,828,905
     Other                 (603,176)      150,742       (839,265)     (46,907)
------------------------------------------------------------------------------

                           (125,772)    2,344,673        116,637    2,489,845
------------------------------------------------------------------------------

Income Before
  Income Taxes            4,048,730     6,892,488      7,037,723   11,326,450
Income Tax Expense        1,320,000     2,347,000      2,296,000    3,880,000
------------------------------------------------------------------------------

Net Income              $ 2,728,730   $ 4,545,488    $ 4,741,723  $ 7,446,450
==============================================================================

Basic Earnings Per Share      $0.31         $0.53          $0.54        $0.87
==============================================================================

Diluted Earnings Per Share    $0.30         $0.50          $0.52        $0.82
==============================================================================

Weighted Average Number of
 Common Shares            8,759,643     8,555,430      8,737,739    8,534,661
==============================================================================

Weighted Average Number of
  Common and Dilutive
  Potential Common Shares 9,109,849     9,076,316      9,111,073    9,073,781
==============================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
------------------------------------------------------------------------------
                                                   Six months ended
                                              December 31,   December 31,
                                                  1997           1996
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income                                 $4,741,723     $7,446,450
Adjustments to Reconcile Net Income to
Net Cash Provided By (Used In)
Operating Activities:
  Depreciation and amortization                  1,089,283        667,386
  Changes in assets and liabilities:
    Receivables                                    221,133      8,696,558
    Inventories                                 (3,981,919)    (1,160,440)
    Other current assets                          (311,899)      (208,148)
    Deferred income taxes                          941,000       (273,000)
    Accounts payable                              (204,854)       647,821
    Customer advances and deferred income          173,194         12,750
    Accrued liabilities                            462,946        (53,615)
    Income taxes payable                           309,677      1,170,620
------------------------------------------------------------------------------

Net Cash Provided By Operating Activities        3,440,284     16,946,382
------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Purchases of marketable securities            (14,512,714)    (1,000,000)
 Sales and maturities of marketable securities   2,095,000        851,600
 Additions to property, plant and equipment       (628,502)      (862,392)
 Patents and other intangibles                     (74,159)       (68,330)
------------------------------------------------------------------------------

Net Cash Used In Investing Activities          (13,120,375)    (1,079,122)
------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Proceeds from exercise of stock options           380,043        375,316
 Income tax benefit from stock option exercises    659,221      1,057,477
 Repurchase of common stock                     (1,078,125)          -
------------------------------------------------------------------------------

Net Cash Provided by (Used In)
Financing Activities                               (38,861)     1,432,793
------------------------------------------------------------------------------

Net increase (decrease) in cash and
cash equivalents                                (9,718,952)    17,300,053
Cash and cash equivalents at
beginning of period                             14,417,155      8,001,582
------------------------------------------------------------------------------

Cash and Cash Equivalents at end of period     $ 4,698,203    $25,301,635
==============================================================================

Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                              $  413,000    $ 2,170,000
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

     The consolidated balance sheet as of December 31, 1997, the consolidated statements of income for the three and six months ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the six months ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the three and six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

(2)  INVENTORIES
     Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:
------------------------------------------------------------------------------
                                               December 31,     June 30,
                                                   1997           1997
                                               (Unaudited)      (Audited)
------------------------------------------------------------------------------

Finished goods and work in progress            $ 5,839,882     $2,909,854
Materials and purchased parts                    7,515,527      6,463,636
                                               --------------------------
                                               $13,355,409     $9,373,490
                                               ==========================

(3)  SHAREHOLDERS'  EQUITY

     On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 55,000 shares under this program as of February 13, 1998.


(4)  EARNINGS PER COMMON SHARE

     Effective December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if common shares had been issued for outstanding stock options, calculated according to the treasury stock method. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.


Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Equipment sales and other revenue increased 5% to $21,584,000 in the three months ended December 31, 1997 from $20,516,000 in the three months ended December 31, 1996. For the six months ended December 31, 1997 equipment sales and other revenue increased 2% to $40,416,000 from $39,431,000 in the six months ended December 31, 1996. Sales by product line are summarized as follows:

                                  Revenues by Product
                                    (in thousands)

                       Three Months Ended           Six Months Ended
                    -------------------------    -------------------------
                    December 31, December 31,    December 31, December 31,
                        1997         1996            1997         1996
                    -------------------------    -------------------------
X-ray densitometry      $16,253       $16,902         $29,110      $32,187
Ultrasound densitometry   1,381         1,597           2,708        2,786
Orthopedic Imaging        2,180         1,085           4,874        2,266
Service Revenue           1,361           614           2,768        1,417
Other                       409           318             956          775
                    -------------------------    -------------------------
                        $21,584       $20,516         $40,416      $39,431
                    =========================    =========================

     The decrease in x-ray densitometry sales may have been influenced by customer uncertainty in the United States over Medicare reimbursement rates.
The preliminary 1998 axial reimbursement rates that were published in mid-1997 were significantly lower than the 1997 rates. However, when the final 1998 rates were published, the Health Care Financing Administration (HCFA) actually increased the 1998 rates to $131 from $121 in 1997. The increase in Orthopedic Imaging sales is primarily due to increased unit sales of Artoscan dedicated MRI and Orthopedic C-Arm (ORCA) systems. The increase in service revenue is primarily due to the growing installed base of densitometers in the United States.

     Cost of sales as a percentage of equipment sales averaged approximately 46% in the three and six month periods ended December 31, 1997, compared to 44% in the three and six month periods ended December 31, 1996. The increase is the result of a higher mix of orthopedic imaging equipment which have lower gross profit margins and a somewhat lower average sell price for densitometers.

     Research and development expenditures increased to $1,747,000 in the three months ended December 31, 1997 from $1,425,000 in the three months ended December 31, 1996 and increased to $3,367,000 in the six months ended December 31, 1997 from $2,585,000 in the six months ended December 31, 1996. The Company increased research and development expenditures for ultrasound and peripheral X-ray densitometry products during the three and six month periods ended December 31, 1997.

     Sales and marketing expenses were $4,678,000 in the three months ended December 31, 1997, compared to $4,406,000 in the three months ended December 31, 1996, representing an increase to 22% from 21% as a percentage of equipment sales. For the six months ended December 31, 1997, sales and marketing expenses were $9,223,000 compared to $8,374,000 for the six month ended December 31, 1996, representing an increase to 23% from 21% as a percentage of equipment sales. These increases are primarily the result of a higher mix of sales directly to international end-users, whereby the Company pays agent commissions.

     General and administration expenses decreased to $1,065,000 in the three months ended December 31, 1997 from $1,106,000 in the three months ended December 31, 1996, and decreased to $2,199,000 in the six months ended December 31, 1997 from $2,226,000 in the six months ended December 31, 1996.

     Interest income was $477,000 and $956,000 in the three and six months ended December 31, 1997, respectively, compared to $365,000 and $708,000 in the three and six months ended December 31, 1996, respectively. This increase is primarily the result of increased investments in marketable securities partially offset by decreases in the amount of financed receivables.

     The effective tax rate averaged 33% in the three and six month periods ended December 31, 1997 compared to 34% in the three and six month period ended December 31, 1996. The effective tax rate is lower in the three and six month periods ended December 31, 1997 versus the comparable prior year period due to increased tax exempt interest income. The rate for the three and six month periods ended December 31, 1997 is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit of the foreign sales corporation, offset by the provision for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $9,719,000 to $4,698,000 in the six months ended December 31, 1997 primarily due to the purchase of marketable securities. Additionally, the Company has a laddered portfolio of high-grade municipal bonds with various maturities not exceeding 48 months. The Company owned approximately $34,745,000 in municipal securities as of December 31, 1997, which are readily marketable.

     The Company's trade accounts receivable decreased $217,000 to $28,798,000 at December 31, 1997 from $29,015,000 at June 30, 1997. This decrease is attributable to the sale of approximately $4,232,000 of accounts receivable from selected customers in Latin America to a leasing company in December, 1997. The Company continues to have recourse of approximately 10% of the sales price in the event non-payment of the underlying accounts receivable should occur.

     Inventories increased 42% to $13,355,000 at December 31, 1997 from $9,373,000 at June 30, 1997. The increase in finished goods is primarily attributable to increases in Artoscan MRI units.

     The Company purchased a 25-acre parcel of land in January, 1998 at a price of $1,949,000 for the future construction of an assembly, warehouse and office building. The Company plans to begin construction of this new facility in March 1998. Total costs of the building are expected to be approximately $8,000,000. The Company does not have any other pending material commitments for capital expenditures.

Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries. The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


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

The Company is presently co-defendant and counterclaim co-plaintiff with the UAB in two declaratory judgment actions filed in the United States District Court for the Central District of California. Both actions seek a determination of non-infringement and invalidity of the '688 Patent. The first declaratory judgment action was filed on January 21, 1997 by RapiScan Security Systems, Inc.("RapiScan"). RapiScan manufactures and sells baggage scanning equipment and is a competitor of EG&G. The second declaratory judgment action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products and is located in Denmark. The Company intends to vigorously defend against these lawsuits. The Company does not believe these lawsuits will have a material effect on the results of operations or financial condition of the Company.


Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1997 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on November 21, 1997. The total number of shares of the Company's common stock, $0.1 par value per share, outstanding as of October 10, 1997, the record date of the Annual Meeting, was 8,737,535. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. Two (2) directors, Malcolm R. Powell and John J. McDonough were elected to serve until the 2000 Annual Meeting of Shareholders. The directors were elected by a vote of 7,301,266 votes "FOR" and 17,830 votes "WITHHELD AUTHORITY". On November 22, 1997, Mr. McDonough resigned from the Board of Directors to pursue other business opportunities. On December 12, 1997, James W. Nellen, II was appointed as a Director of the Company to fill the vacancy created by the resignation of Mr. McDonough. Mr. Nellen is formally a Vice President and the Corporate General Counsel for Fort Howard Corporation.

An amendment to the Lunar Corporation Amended and Restated Stock Option Plan to increase the number of shares available under the plan was also approved. The increase was approved by a vote of 5,215,096 votes "FOR", 649,857 votes "AGAINST", and 132,088 votes "ABSTAIN". The selection of KPMG Peat Marwick LLP as the Company's independent auditors was also approved. The selection was approved by a vote of 7,306,626 votes "FOR", 6,296 votes "AGAINST", and 6,174 votes "ABSTAIN".


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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits furnished:

     (11)  Statement Re: Computation of Earnings Per Share
     (27)  Financial Data Schedule

(b)   Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LUNAR CORPORATION
                                        (Registrant)




Date:  February 13, 1998                /s/ Richard B. Mazess
                                        Richard B. Mazess
                                        President
                                        (Principal Executive Officer)




Date:  February 13, 1998                /s/ Robert A. Beckman
                                        Robert A. Beckman
                                        Vice President of Finance
                                        and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)



                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

                For the Quarterly Period Ended December 31, 1997

No.  Description                                                       Page

11   Statement Regarding Computation of Earnings Per Share               16

27   Financial Data Schedule                                             17