Form 10-Q
period 1998-03-31
LUNAR CORP
filed 1998-05-15
CIK 864906

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                                        Yes  / X /      No  /  /

As of April 30, 1998, 8,827,260 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


                        LUNAR CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  For the quarterly period ended March 31, 1998

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1998, and June 30, 1997 . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Income
          Three and Nine Months Ended March 31, 1998
          and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1998
          and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . . .9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . 10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 11

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------
                                                March 31,         June 30,
                                                  1998              1997
                                               (Unaudited)       (Audited)
--------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                      $ 6,716,202    $14,417,155
 Marketable securities                            7,374,666      5,891,350

Receivable:
  Trade, less allowance for doubtful accounts
    of $2,684,000 at March 31, 1998
    and $2,602,000 at June 30, 1997              25,528,408     25,468,881
  Other                                             824,736      1,061,558
--------------------------------------------------------------------------------
                                                 26,353,144     26,530,439

Inventories                                      13,268,441      9,373,490
Deferred Income Taxes                             1,230,000      2,291,000
Other Current Assets                                387,752         84,790
--------------------------------------------------------------------------------
Total Current Assets                             55,330,205     58,588,224

Property, Plant and Equipment--At Cost:
 Buildings and improvements                       2,310,666      2,376,763
 Furniture and fixtures                             811,873        680,413
 Machinery and other equipment                    6,214,236      5,276,267
--------------------------------------------------------------------------------
                                                  9,336,775      8,333,443
Less Accumulated Depreciation and Amortization    4,869,676      3,889,838
--------------------------------------------------------------------------------
                                                  4,467,099      4,443,605
Land                                              2,088,118        138,858
--------------------------------------------------------------------------------
                                                  6,555,217      4,582,463

Long-term Trade Accounts Receivable               2,801,961      2,485,022
Long-term Marketable Securities                  25,205,198     16,592,053
Patents and Other Intangibles, Net of
 Accumulated Amortization of $1,477,393 at
 March 31, 1998 and $1,185,613 at June 30, 1997     697,316        850,867
Other                                               184,920        183,954
--------------------------------------------------------------------------------
                                                $90,774,817    $83,282,583
================================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------

                                                 March 31,       June 30,
                                                  1998             1997
                                               (Unaudited)       (Audited)
--------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                               $ 4,634,509    $ 4,209,485
 Customer advances and deferred income              952,391        639,707
 Income taxes payable                             2,912,693      2,375,955
 Accrued liabilities:
  Commissions payable                             2,218,474      2,146,189
  Compensation payable                              558,799        290,913
  Property, payroll, and other taxes                176,841        141,906
  Accrued warranty and installation expenses      2,802,000      2,984,000
  Other                                             176,047        251,036
--------------------------------------------------------------------------------
Total Current Liabilities                        14,431,754     13,039,191

Shareholders' Equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,827,260 shares at March 31, 1998 and
  8,721,425 at June 30, 1997                         88,267         87,214
 Capital in excess of par value                  27,074,164     26,500,942
--------------------------------------------------------------------------------
                                                 27,162,431     26,588,156

Retained Earnings                                49,140,218     43,706,139
Unrealized Appreciation in
 Marketable Securities                              174,841         34,220
Cumulative Translation Adjustment                  (134,427)       (85,123)
--------------------------------------------------------------------------------
                                                 76,343,063     70,243,392
--------------------------------------------------------------------------------
                                                $90,774,817    $83,282,583
================================================================================

See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

--------------------------------------------------------------------------------
                            Three months ended           Nine months ended
                        March 31,      March 31,      March 31,      March 31,
                          1998           1997           1998           1997
--------------------------------------------------------------------------------
Revenues              $18,059,845    $19,857,329    $58,475,907    $59,288,064
--------------------------------------------------------------------------------
Operating Expenses
 Cost of sales          9,696,935      8,739,673     28,402,692     26,148,882
 Research and
  development           1,825,661      1,429,756      5,192,178      4,014,633
 Selling and marketing  4,497,658      4,118,381     13,721,067     12,492,401
 General and
  administrative        1,169,539      1,236,755      3,368,829      3,462,779
--------------------------------------------------------------------------------
                       17,189,793     15,524,565     50,684,766     46,118,695
--------------------------------------------------------------------------------
Income from Operations    870,052      4,332,764      7,791,141     13,169,369
--------------------------------------------------------------------------------
Other Income (Expense):
 Interest income          400,611        356,366      1,356,513      1,064,213
 Settlement of lawsuit        -              -              -        1,828,905
 Other                   (253,310)       198,954     (1,092,575)       152,047
--------------------------------------------------------------------------------
                          147,301        555,320        263,938      3,045,165
--------------------------------------------------------------------------------
Income Before
 Income Taxes           1,017,353      4,888,084      8,055,079     16,214,534
Income Tax Expense        325,000      1,611,000      2,621,000      5,491,000
--------------------------------------------------------------------------------
Net Income             $  692,353     $3,277,084     $5,434,079    $10,723,534
================================================================================
Basic Earnings per Share    $0.08          $0.38          $0.62          $1.25
================================================================================
Diluted Earnings per Share  $0.08          $0.36          $0.60          $1.18
================================================================================
Weighted Average Number of
 Common Shares          8,800,035      8,674,318      8,758,201      8,580,534
================================================================================
Weighted Average Number of
 Common and Dilutive Potential
 Common Shares          9,153,009      9,163,529      9,124,730      9,103,341
================================================================================
See accompanying notes to consolidated financial statements


LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

--------------------------------------------------------------------------------
                                                        Nine months ended
                                                     March 31,     March 31,
                                                       1998          1997
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                          $5,434,079   $10,723,534
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                      1,621,492     1,024,620
   Changes in assets and liabilities:
     Receivables                                       (140,610)    6,225,288
     Inventories                                     (3,894,951)   (1,947,580)
     Other current assets                              (302,962)      (58,555)
     Deferred income taxes                            1,061,000      (266,000)
     Accounts payable                                   375,720      (966,553)
     Customer advances and deferred income              312,684       134,702
     Accrued liabilities                                118,117       459,797
     Income taxes payable                               536,738     1,122,672
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities             5,121,307    16,451,925
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Purchases of marketable securities                 (14,512,714)  (20,236,573)
 Sales and maturities of marketable securities        4,207,000       851,600
 Additions to property, plant and equipment          (2,952,592)   (1,320,354)
 Patents and other intangibles                         (138,229)     (172,708)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities               (13,396,535)  (20,878,035)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options                766,952     1,148,818
 Income tax benefit from stock option exercises         885,448     2,468,529
 Repurchase of common stock                          (1,078,125)          -
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities               574,275     3,617,347
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents            (7,700,953)     (808,763)
Cash and Cash Equivalents at Beginning of Period     14,417,155     8,001,582
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $ 6,716,202   $ 7,192,819
================================================================================
Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                  $ 1,037,000   $ 2,404,859
================================================================================
See accompanying notes to consolidated financial statements


                        LUNAR CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     BASIS OF PRESENTATION

   The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1997, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

   The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three and nine months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

   The results of operations for the three and nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

(2)     INVENTORIES

   Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

--------------------------------------------------------------------------------

                                                 March 31,           June 30,
                                                   1998                1997
                                                (Unaudited)         (Audited)
--------------------------------------------------------------------------------

Finished goods and work in process              $ 4,622,813         $2,909,854
Materials and purchased parts                     8,645,628          6,463,636
                                                -----------         ----------
                                                $13,268,441         $9,373,490
                                                ===========         ==========
(3)     SHAREHOLDERS' EQUITY

   On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 55,000 shares under this program as of May 13, 1998.

(4)     EARNINGS PER COMMON SHARE

   Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if common shares had been issued for outstanding stock options, calculated according to the treasury stock method. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Equipment sales and other revenue decreased 9% to $18,060,000 in the three months ended March 31, 1998 from $19,857,000 in the three months ended March 31, 1997. For the nine months ended March 31, 1998, equipment sales and other revenue decreased 1% to $58,476,000 from $59,288,000 in the nine months ended March 31, 1997. Sales by product line are summarized as follows:

                                 Revenues by Product
                                   (in thousands)

                           Three Months Ended        Nine Months Ended
                         ----------------------   ----------------------
                         March 31,    March 31,   March 31,    March 31,
                           1998         1997        1998         1997
                         ----------------------   ----------------------
X-ray densitometry        $12,563      $14,370     $41,673      $46,557
Ultrasound densitometry       905        1,287       3,613        4,072
Orthopedic Imaging          2,865        2,951       7,739        5,217
Service Revenue             1,382          971       4,150        2,389
Other                         345          278       1,301        1,053
                         ----------------------   ----------------------
                          $18,060      $19,857     $58,476      $59,288
                         ======================   ======================

   The Company's sales of bone densitometers in the United States have been negatively impacted by a shift away from traditional hospital buyers toward physician clinical practices, which tend to favor the lowest priced densitometers. The Company recently announced two new distributor agreements to better address this market segment. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is primarily due to the growing installed base of densitometers in the United States.

   Cost of sales as a percentage of equipment sales averaged approximately 54% and 49% in the three and nine month periods ended March 31, 1998, respectively, compared to 44% in the three and nine month periods ended March 31, 1997. The increase is primarily the result of lower gross profit margins on sales of densitometry equipment as a result of competitive pricing pressures and a higher mix of orthopedic imaging equipment which have lower gross profit margins.

   Research and development expenditures increased to $1,826,000 in the three months ended March 31, 1998 from $1,428,000 in the three months ended March 31, 1997 and increased to $5,192,000 in the nine months ended March 31, 1998 from $4,015,000 in the nine months ended March 31, 1997. The Company increased research and development expenditures for ultrasound and peripheral x-ray densitometry products during the three and nine month periods ended March 31, 1998.

   Sales and marketing expenses were $4,498,000 in the three months ended March 31, 1998, compared to $4,118,000 in the three months ended March 31, 1997, representing an increase to 25% from 21% as a percentage of equipment sales. For the nine months ended March 31, 1998, sales and marketing expenses were $13,721,000 compared to $12,492,000 for the nine months ended March 31, 1997, representing an increase to 23% from 21% as a percentage of equipment sales. These increases are primarily the result of increased sales and marketing efforts to address the expanding primary care market for densitometry.

   General and administration expenses decreased to $1,170,000 in the three months ended March 31, 1998 from $1,237,000 in the three months ended March 31, 1997, and decreased to $3,369,000 in the nine months ended March 31, 1998 from $3,463,000 in the nine months ended March 31, 1997.

   Interest income was $401,000 and $1,357,000 in the three and nine months ended March 31, 1998, respectively, compared to $356,000 and $1,064,000 in the three and nine months ended March 31, 1997, respectively. This increase is primarily the result of increased investments in marketable securities partially offset by decreases in the amount of financed receivables.

   The effective tax rate averaged 32% and 33% in the three and nine month periods ended March 31, 1998, respectively, compared to 33% and 34% in the three and nine month period ended March 31, 1997, respectively. The effective tax rate is lower in the three and nine month periods ended March 31, 1998 versus the comparable prior year period due to increased tax-exempt interest income. The rate for the three and nine month periods ended March 31, 1998 is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit of the foreign sales corporation offset by the provision for state income taxes.


Liquidity and Capital Resources

   Cash and cash equivalents decreased $7,701,000 to $6,716,000 in the nine months ended March 31, 1998 primarily due to the purchase of municipal bonds. The Company has a $32,580,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months.

   The Company's trade accounts receivable increased $140,000 to $29,155,000 at March 31, 1998 from $29,015,000 at June 30, 1997. The increase in accounts receivable is primarily due to an increase in receivables from Latin American customers which the Company intends to sell prior to June 30, 1998.

   Inventories increased 42% to $13,268,000 at March 31, 1998 from $9,373,000 at June 30, 1997. The increase in finished goods is primarily attributable to increases in Artoscan MRI units. The increase in materials and purchased parts is primarily attributable to higher service inventories as a result of higher sales in the United States.

   The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000. The Company plans to begin construction of an assembly, warehouse, and office building in mid-1998. Total construction costs are projected to be approximately $8,000,000. The Company does not have any other pending material commitments for capital expenditures.

   Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries. The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition form 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.


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

             The Company is presently co-defendant and counterclaim co-plaintiff with the UAB in two declaratory judgment actions filed in the United States District Court for the Central District of California. Both actions seek a determination of non-infringement and invalidity of the '688 Patent. The first declaratory judgment action was filed on January 21, 1997 by RapiScan Security Systems Inc. ("RapiScan"). RapiScan manufactures and sells baggage scanning equipment and is a competitor of EG&G. The second declaratory judgment action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products and is located in Denmark. The Company intends to vigorously defend against these lawsuits. The Company does not believe these lawsuits will have a material effect on the results of operations or financial condition of the Company.

Item 2. Changes in Securities

             None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, currency exchange risks, competition from existing products and from new products or technologies, and market and general economic factors.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits furnished:

             (11) Statement Re: Computation of Earnings Per Share (27.1) Financial Data Schedule-March 31, 1998
             (27.2) Financial Data Schedule-March 31, 1997

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.


                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LUNAR CORPORATION
                                 (Registrant)




Date:  May 13, 1998              /s/ Richard B. Mazess
                                 Richard B. Mazess
                                 President
                                 (Principal Executive Officer)




Date:  May 13, 1998              /s/ Robert A. Beckman
                                 Robert A. Beckman
                                 Vice President of Finance
                                 and Treasurer
                                 (Principal Financial and
                                  Accounting Officer)


                        LUNAR CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                  For the Quarterly Period Ended March 31, 1998

No.     Description                                                         Page
--------------------------------------------------------------------------------
11   Statement Regarding Computation of Earnings Per Share. . . . . . . . . . 15

27.1 Financial Data Schedule-March 31, 1998 . . . . . . . . . . . . . . . . . 16

27.2 Financial Data Schedule-March 31, 1997 . . . . . . . . . . . . . . . . . 17