Form 10-K
period 1998-06-30
LUNAR CORP
filed 1998-09-28
CIK 864906

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                         ----------------------------------
                                     FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the fiscal year ended June 30, 1998
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
            For the Transition Period from __________ to __________

                        Commission file number 0-18643

                               Lunar Corporation
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1200501
-------------------------------                         ------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

   313 West Beltline Highway
   Madison, Wisconsin                                           53713
-------------------------------                         ------------------
(Address of principal executive offices)                    Zip Code)

     Registrant's telephone number (including area code):  (608) 274-2663
      Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                       --------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 23, 1998, there were issued and outstanding 8,604,460 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $59,521,441 as of September 23, 1998 assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lunar Corporation Proxy Statement for its 1998 Shareholders Meeting to be held on November 20, 1998 (Part III)



                              LUNAR CORPORATION

                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K
                        For Year Ended June 30, 1998

                                                                         Page
PART I                                                                   ----
Item 1          Business . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2          Properties . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 3          Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  9
Item 4          Submission of Matters to a Vote of Security Holders. . . . 10

PART II
Item 5          Market for Registrant's Common Equity and
                Related Stockholder Matters. . . . . . . . . . . . . . . . 10
Item 6          Selected Financial Data. . . . . . . . . . . . . . . . . . 10
Item 7          Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . 12
Item 7A         Quantitative and Qualitative Disclosures about Market Risk 16
Item 8          Financial Statements and Supplementary Data. . . . . . . . 18
Item 9          Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . . . . . . 33
Part III
Item 10         Directors and Executive Officers
                of the Registrant. . . . . . . . . . . . . . . . . . . . . 33
Item 11         Executive Compensation . . . . . . . . . . . . . . . . . . 34
Item 12         Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . . . . 34
Item 13         Certain Relationships and Related Transactions . . . . . . 35

Part IV
Item 14         Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 35

Index to Consolidated Financial Statements and

  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . 36

Report of Independent Auditors on Financial
  Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Schedule II - Valuation and Qualifying Accounts
  for each of the years ended June 30, 1998,
  1997, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40


                                    PART I

ITEM 1.  BUSINESS


INTRODUCTION

      Lunar Corporation develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Lunar also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Except as the context otherwise requires, as used herein the terms "Lunar" And the "Company" mean Lunar Corporation, its wholly owned subsidiaries Lunar GmbH, Lunar Europe, N.V., Lunar France, Bona Fide, Ltd., Lunar FSC, Inc., Lunar Finance Corporation, Lunar Funding Corporation, and Lunar Capital Corporation.


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

     An estimated 1.3 million osteoporosis-related fractures occur each year in the United States. A recently published Mayo Clinic study estimated the annual direct costs of osteoporosis-related fractures in the United States in 1995 to be $13.8 billion. Without effective diagnosis and treatment, the medical and social consequences of such fractures will worsen as the population ages. Osteoporosis is at least partially preventable if individuals at the greatest risk of fracture are diagnosed and treated in the early stages.

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

     REIMBURSEMENT. To achieve broad acceptance and qualify for third-party reimbursement, diagnostic products not only must be safe and efficacious, but also must be deemed cost-effective by public and private health care payors. Sales of bone densitometers are also dependent upon the level of reimbursement provided by public and private health care payors. Reimbursement for DEXA and ultrasound scans has been approved in several countries.

     In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth national criteria under which Medicare would cover bone density diagnostic tests, and will be effective July 1, 1998.
Under the provision, axial DEXA tests are reimbursed at $131 and peripheral DEXA or ultrasound tests are reimbursed at $40.

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

     Estrogen replacement therapies ("ERT") are approved for marketing and sale in the United States for the treatment of postmenopausal osteoporosis. ERT is currently believed to be an effective means to prevent bone loss and related fractures, but does not stimulate bone formation. In the United States, ERT most often is used to relieve symptoms related to menopause; however, usage for osteoporosis is steadily increasing. The Food and Drug Administration ("FDA") approval of a combined estrogen-progestin pill (Prempro by Wyeth Ayerst) has increased interest in long-term and potential compliance therapy of osteoporosis.

     Calcitonins are approved for marketing and sale in the United States for the treatment of osteoporosis. Calcitonins seem to prevent further bone loss, but do not stimulate bone formation. Miacalcin nasal spray, by Novartis, is a nasal delivery formulation which was approved for sale by the FDA in the United States in 1995.

     A bisphosphonate (Fosamax, developed by Merck & Co.) was approved in October 1995 for marketing and sale in the United States for the treatment of osteoporosis. Studies have shown that bisphosphonates appear to inhibit bone resorption without interrupting normal bone formation, thereby increasing bone mass and reducing vertebral fractures. Several other pharmaceutical companies are developing bisphosphonates to treat osteoporosis and expect to market these products within the next two years.

     Calcium supplements have not been approved for marketing and sale in the United States for the treatment of osteoporosis, but one preparation is awaiting consideration by the FDA. Calcium supplements are often recommended for postmenopausal women, but evidence of their efficacy in treatment and prevention of osteoporosis is controversial. Calcium supplements are also recommended for use with bisphosphonates and ERT.

     Fluoride preparations have not been approved for marketing and sale in the United States for the treatment of osteoporosis. Fluoride preparations are known to increase bone density in the spine (the most common site of osteoporosis fractures), but have little effect on bone density in the hip (the most debilitating site of osteoporosis fractures).

     A new class of compounds, selective estrogen receptor modulators, have been shown to prevent bone loss. In December 1997, Raloxifene (Evista by Eli Lilly) was approved for treatment of osteoporosis.

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

     ULTRASOUND DENSITOMETRY SYSTEMS. Lunar introduced the Achilles ultrasound densitometer in 1991. The Achilles series of products can measure bone using either speed of sound or broadband ultrasound attenuation. They are the first densitometers to combine both of these ultrasound measurements in one device. The Achilles is sold to customers such as endocrinologists, obstetricians, gynecologists, and family practitioners.

     In 1995, the Company introduced the Achilles+ having the same performance features as its predecessor with increased ease of operation and reduced patient measurement time. In September 1997, the Company introduced the Achilles+ Solo featuring a faster scan time (40 seconds per measurement) and operates without an external computer. In June 1998, the Company received premarket approval from the FDA to sell the Achilles+ Solo to customers in the United States.


     ORTHOPEDIC IMAGING SYSTEMS - MAGNETIC RESONANCE IMAGING SYSTEM. In September 1993, the Company signed an exclusive distributor agreement with ESAOTE Biomedica Spa, a medical device manufacturer based in Italy, to distribute the Artoscan dedicated MRI system in the United States. The Artoscan is a specialized MRI scanner suitable for imaging extremities such as knees, wrists, and ankles. The Company sells the Artoscan in the United States for less than $300,000, which is significantly below competitive whole body MRI systems. This lower price, and the fact that installation and siting costs associated with the Artoscan are minimal, has made the Artoscan attractive to radiologists, orthopedists, sports medicine specialists, and other MRI users. Under the agreement with ESAOTE Biomedica, Lunar is required to meet certain minimum annual purchase commitments. The agreement expires in December 2003. There can be no assurance that the agreement will be renewed on terms satisfactory to the Company.

     FLUOROSCOPIC C-ARM. The Company introduced a fluoroscopic C-arm for extremity imaging at the 1996 Conference of the American Academy of Orthopedic Surgeons. ORCA utilizes digital imaging capabilities coupled with proprietary processing techniques to produce distortion-free images, particularly of bone. ORCA is designed for the orthopedic and radiology market.


CUSTOMERS, SALES, AND MARKETING

     Lunar's products are sold to medical institutions, hospitals, pharmaceutical companies active in the field of bone mineral metabolism, radiological, orthopedic, and other specialty group practices. The Company has recently seen an increase in sales to primary care physicians and gynecologists.

     In the United States, Lunar markets and sells its products through two distribution networks and a direct sales force. In April 1998, the Company entered into distribution agreements with Caligor (a division of Henry Schein Medical) and McKesson General Medical. Both companies have a presence in the primary care and gynecology markets with a combined sales force of over 700 representatives. The Company continues to maintain a 30-person direct sales organization.

      Outside of the United States, Lunar markets and sells its products primarily through independent distributors, all of whom offer sales and technical support. Employees of these distributors have undergone product and technical training related to the Company's systems. The Company's wholly owned German, French, and Belgian subsidiaries provide direct sales and service support to German, French, and Belgian customers. The Company also maintains offices in Brussels, Belgium, and Sydney, Australia, to support its distributors with marketing, sales support, and service.

     Lunar markets and sells the Artoscan MRI scanner through a direct sales force and the fluoroscopic C-arm through a direct sales force and various radiological and orthopedic surgery equipment dealers.

     Lunar markets its products through advertising in medical journals, direct mailings of brochures, attendance of and presentations at medical seminars and trade shows, and personal visits by sales representatives with customers. Lunar had 165 employees engaged in the marketing, sales support, and service of bone densitometry equipment as of June 30, 1998. Lunar products carry a one-year warranty. Extended service contracts are also available.

     For the years ended June 30, 1998, 1997, and 1996, approximately 35%, 37%, and 54% of sales, respectively, were to customers located in foreign countries. No individual end user accounted for more than 2% of Lunar's sales for the fiscal year ended June 30, 1998 and 1997. For the fiscal year ended June 30, 1996, sales to the Company's distributor in Japan accounted for 13% ($8,580,406) of the Company's sales.

     As of June 30, 1998, substantially all of the Company's backlog was deliverable within 120 days. Orders included in backlog may generally be canceled or rescheduled by customers, without significant penalty, and therefore cannot be considered firm. Also, the Company's revenues tend to be somewhat seasonal, generally being lower in the first fiscal quarter due primarily to lower activity in Europe and North America in the summer months.


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

     The Company has obtained United States and foreign trademark registrations for "LUNAR," "DPX," "Achilles," "EXPERT," "LUNAR Expert," "PIXI," "DPX-IQ," and "ORCA." Applications for various trademark registrations continue to be pursued worldwide.

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

     To date, the market for bone densitometer systems has been characterized by companies such as Lunar which specialize in instruments for bone density measurement. Hologic, Inc., based in Massachusetts, and Norland Medical Systems, Inc., based in White Plains, New York, sell bone densitometer scanners which compete directly with the DPX series and the EXPERT. In 1997, Schick Technologies, Inc., based in Long Island City, New York, introduced a low-cost x-ray based peripheral bone densitometer which competes with the Company's peripheral bone densitometers. Two Japanese companies, an Italian company and a French company are developing or have introduced x-ray bone densitometers in their respective countries. Lunar expects additional competitors to enter the bone densitometry market, both in the United States and foreign countries. Competition has intensified as new models have been introduced by competitors.

     The Company believes it is the world's largest seller of ultrasound bone densitometry instruments. Hologic and at least five other companies have commercially introduced devices which compete with the Achilles ultrasound product line. Lunar is aware of several other companies developing ultrasound bone densitometers.

     In addition to competition from other medical equipment manufacturers and devices, biochemical markers have gained increased interest among researchers for the detection of high bone turnover which can lead to osteoporosis. Such markers could be used as an adjunct to bone densitometry.

     The primary competitors to the ORCA C-arm include OEC Medical Systems, Inc., Fluoroscan (a subsidiary of Hologic), and Xitec. Innervision sells an extremity MRI device competitive to the Artoscan.


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

     The FDA generally must authorize the commercial sale of new medical devices. Commercial sales of the Company's bone densitometry devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of premarket approval for a particular medical device. The Section 510(k) notification filing must contain information which establishes that the device is substantially equivalent to a legally marketed device or to a device which was marketed prior to May 28, 1976. The FDA may either deny the Section 510(k) submission or require further information within 90 days of submission. Commercial marketing of the device cannot begin until the 510(k) submission is cleared by the FDA. The premarket approval (PMA) procedure involves a more complex and lengthy review process by the FDA than the Section 510(k) premarket notification procedure.

     The following table summarizes FDA Section 510(k) clearance received by Lunar during the last 10 years:

     DPX Bone Densitometer                         June 1988
     DPX Total Body Software                       June 1989
     DPX Population Reference Data                 April 1990
     DPX-L/DPX-alpha Bone Densitometers            December 1990
     Lateral Spine Software                        August 1991
     DPX Forearm Software                          February 1992
     DPX Orthopedics Software                      February 1992
     EXPERT Bone Densitometer                      April 1995
     EXPERT Morphometry Software                   April 1995
     Morphometry Software                          May 1995
     DPX Tissue Quantitation Software              October 1995
     DPX Hand Software                             October 1995
     ORCA Orthopedic C-arm                         May 1996
     EXPERT Morphometry Reference Value Software   July 1996
     EXPERT Forearm and Hand Software              November 1996
     EXPERT Total Body Software                    April 1997
     DPX Expanded Reference Value Software         April 1997
     PIXI Densitometer                             April 1997
     PIXI Reference Data                           August 1997
     DPX-RX Bone Densitometer                      August 1998

     In June 1998, the FDA concluded its review of the Company's PMA application of the Achilles+ Ultrasonometer and granted its approval for the Company to begin distribution of this product in the United States. LUNAR believes new products being developed in the x-ray densitometry and imaging product lines will be eligible for a Section 510(k) marketing clearance.

     Lunar is also subject to regulation by the Nuclear Regulatory Commission ("NRC") as a result of its storage and handling of radioactive materials used in the design and testing of its medical devices. The NRC regulates the type, amount, form, storage, use, disposal, and handling of such radioactive materials. Licenses from the NRC must be renewed every five years. Lunar has in place a Radiation Safety Program and believes it is in compliance in all material respects with NRC regulations.

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

     Export clearance for the Company's products varies by country. Generally if FDA 510(k) or premarket approval is received in the United States, there are no other export clearances required. However, an increasing number of countries are implementing regulations requiring their own pre-market review of new medical devices prior to the Company exporting newly introduced devices to that country. Other countries require only that the Company comply with product safety and ISO 9001 quality system standards.

     The Company's quality management system for product design, development, manufacturing and servicing is certified as meeting the internationally recognized ISO 9001 standard. In December 1997, the Company also received certification indicating that its quality system meets the requirements of the European Medical Devices Directive.


RESEARCH AND DEVELOPMENT

     As of June 30, 1998, the Company had 65 employees engaged in research and development. During fiscal 1998, 1997, and 1996, Lunar's research and development expenses were $7.6 million, $5.9 million, and $5.8 million, respectively.


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


EMPLOYEES

     As of June 30, 1998, Lunar had 314 full-time employees, including 61 in manufacturing operations; 65 in research and development; 165 in marketing, sales support, and service; and 23 in finance and administration. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.


GLOSSARY OF DEFINED TERMS

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, currency exchange risks, competition from existing products and from new products or technologies, and market and general economic factors. Certain of these factors are discussed in more detail elsewhere herein. Readers should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


ITEM 2.  PROPERTIES

     The Company owns and occupies a building of approximately 70,000 square feet on approximately 3 acres in Madison, Wisconsin. The Company's facilities were originally acquired in 1986 and expanded by approximately 30,000 square feet in 1994. The Company also leases a warehouse in Madison, Wisconsin of approximately 10,000 square feet, and office facilities in Germany, Belgium, and France.

     In January 1998, the Company purchased a 25-acre parcel of land located in Madison, Wisconsin, for $1,949,000. The Company plans to begin construction of an assembly, warehouse, and office building on that parcel in late 1998. Total construction costs are projected to be approximately $11,000,000.



ITEM 3.  LEGAL PROCEEDINGS

     PATENT LITIGATION: On March 5, 1996, the Company and University of Alabama-Birmingham Research Foundation (UAB) (collectively the co-plaintiffs) sued EG&G Astrophysics (EG&G) of Long Beach, California, in the United States District Court for the Western District of Wisconsin for infringement of U.S. Patent 4,626,688 (the '688 Patent) by EG&G's dual-energy baggage scanners. A trial of the matter in December of 1996 concluded with a verdict in favor of the co-plaintiffs. The Company and UAB were awarded $4.2 million in damages, which was divided between the co-plaintiffs after deducting legal expenses. The co-plaintiffs also entered into a Settlement and License Agreement with EG&G whereby EG&G was licensed under the '688 Patent and a related U.S. patent. The license agreement provides for payment of royalties to the co-plaintiffs on EG&G's dual-energy baggage scanners manufactured or sold in the United States. The license agreement ends on December 2, 2003.

     The Company is presently co-defendant and counterclaim co-plaintiff with UAB in two declaratory judgment actions filed in the United States District Court for the Central District of California. Both actions seek a determination of non-infringement and invalidity of the '688 Patent. The first declaratory judgment action was filed on January 21, 1997 by RapiScan Security Systems, Inc. ("RapiScan"). RapiScan manufactures and sells baggage scanning equipment and is a competitor of EG&G. The second declaratory judgment action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products and is located in Denmark. The Company has entered into settlement negotiations with both Osteometer and RapiScan. Terms of a settlement in principal have been read into the court record and negotiations of final settlement documentation are ongoing. The Company does not believe these lawsuits will have a material adverse effect on the results of operations or financial condition of the Company.

     On May 21, 1998 the Company filed suit against International Medical Research Ottawa (IMRO) for infringement of the Company's Canadian Patent 1,323,090 (the '090 Patent). IMRO manufactures and sells ultrasound bone densitometers in Canada and has manufactured ultrasound densitometers for Norland Medical Systems, Inc. for distribution and sales throughout the world. This suit is pending in the Federal Court of Canada-Trial Division.

     On June 30, 1998 the Company and Stanford University filed suit against Norland Corporation and its parent company Norland Medical Systems, Inc. in the United States District Court for the Western District of Wisconsin for infringement of U.S. Patent 4,686,695 (the '695 Patent). The '695 Patent is owned by Stanford University and is licensed to the Company for the field of medical devices. It is alleged that Norland x-ray densitometry products infringe the '695 Patent.

     OTHER MATTERS: The Company is a defendant from time to time in actions arising out of its ordinary business operations. There are no other legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the results of operations or financial condition of the Company. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.



                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The following table sets forth high and low sales prices as reported on the National Market System of The NASDAQ Stock Market for fiscal years 1998 and 1997.

                               First     Second     Third      Fourth
                              Quarter    Quarter    Quarter    Quarter
                              -------    -------    -------    -------
         1998
         ----
         High                  $24.50     $22.88     $24.50     $20.00
         Low                    19.00      18.50      19.75      16.25

         1997
         ----
         High                   40.00      35.75      40.75      34.50
         Low                    32.00      26.25      29.25      15.00

     On September 23, 1998, the Company's common stock was held by approximately 3,500 stockholders of record or through nominee or street name accounts with brokers.

     The Company has not paid any cash dividends on its shares of common stock since its initial public offering on August 14, 1990, and does not expect to pay any cash dividends in the foreseeable future. Lunar intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon Lunar's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended June 30, 1998 have been derived from the audited consolidated financial statements of LUNAR. The consolidated financial statements for the fiscal years ended June 30, 1994 through 1998 have been audited by KPMG Peat Marwick LLP, independent auditors. References to a year are to Lunar's fiscal year ended June 30, unless otherwise designated.


     The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                         STATEMENTS OF INCOME DATA
                   (in thousands, except per-share data)
                                                Year Ended June 30,
                                     1998     1997     1996     1995     1994
                                   -------------------------------------------
REVENUES
Equipment sales and other revenue  $79,727  $81,467  $66,859  $44,572  $30,027

OPERATING EXPENSES
Cost of sales                       38,867   36,300   30,388   18,994   11,807
Research and development             7,577    5,922    5,812    4,495    2,847
Sales and marketing                 19,698   17,215   14,513    9,869    6,833
General and administrative           4,097    4,051    4,311    4,002    2,292
------------------------------------------------------------------------------
                                    70,239   63,488   55,024   37,360   23,779
------------------------------------------------------------------------------
Income from operations               9,488   17,979   11,835    7,212    6,248

OTHER  INCOME  (EXPENSE)
Interest income                      1,813    1,533    1,549    1,312    1,229
Settlement of lawsuit                  -      1,829      -        -        -
Other                               (1,115)     186     (238)     328      178
------------------------------------------------------------------------------
                                       698    3,548    1,311    1,640    1,407
------------------------------------------------------------------------------
Income before income taxes          10,186   21,527   13,146    8,852    7,655

Income tax expense                   3,324    7,241    3,910    2,151    1,849
------------------------------------------------------------------------------
NET INCOME                          $6,862  $14,286   $9,236   $6,701   $5,806
==============================================================================

Basic Earnings Per Share             $0.78    $1.66    $1.13    $0.85    $0.74
==============================================================================

Diluted Earnings Per Share           $0.75    $1.57    $1.04    $0.76    $0.68
==============================================================================

Weighted average number of
 common shares                       8,774    8,615    8,195    7,905    7,810
==============================================================================

Weighted average number of common
 and diluted potential common shares 9,112    9,106    8,908    8,824    8,526
==============================================================================


                               BALANCE SHEET DATA
                                 (in thousands)
                                                  As of June 30,
                             1998       1997       1996       1995       1994
                           ---------------------------------------------------
Working capital            $40,786    $45,549    $38,999    $33,140    $17,603
Total assets                90,115     83,283     62,872     56,700     45,515
Long-term liabilities          -          -          -          -          -
Shareholders' equity        75,612     70,243     52,405     48,096     40,451



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  STATEMENTS  OF  INCOME  (percent of sales)


                                                      Year Ended June 30,
                                                      1998   1997   1996
                                                      ----   ----   ----
REVENUES                                              100%   100%   100%

OPERATING  EXPENSES
   Cost of sales                                       49     45     45
   Research and development                             9      7      9
   Sales and marketing                                 25     21     22
   General and administrative                           5      5      6
------------------------------------------------------------------------------
                                                       88     78     82
------------------------------------------------------------------------------
   Income from operations                              12     22     18

OTHER  INCOME  (EXPENSE)
   Interest income                                      2      2      2
   Other, net                                          (1)     3      -
------------------------------------------------------------------------------
                                                        1      5      2
------------------------------------------------------------------------------
   Income before income taxes                          13     27     20
   Income tax expense                                   4      9      6
------------------------------------------------------------------------------
NET  INCOME                                             9%    18%    14%
==============================================================================


   YEAR ENDED JUNE 30, 1998 VERSUS 1997 - Equipment sales and other revenue decreased 2% to $79,727,000 in fiscal 1998, from $81,467,000 in fiscal 1997. Sales by product line are summarized as follows:

                                          Revenues by Product
                                             (in thousands)

                                       Fiscal Year     Fiscal Year
                                          1998            1997
                                       -----------     -----------
          X-ray densitometry             $56,611         $61,827
          Ultrasound densitometry          4,118           5,528
          Orthopedic imaging              12,223           9,121
          Service                          5,193           3,546
          Other                            1,582           1,445
                                       -----------     -----------
                                         $79,727         $81,467
                                       ===========     ===========

     The Company's sales of bone densitometers in the United States have been negatively impacted by a shift away from traditional hospital buyers toward physician clinical practices, which tend to favor the lowest priced densitometers. The Company recently announced two new distributor agreements to better address this market segment. Bone densitometry sales were also negatively affected by the economic problems in Asian markets. The increase in orthopedic imaging sales for the current fiscal year is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is primarily due to the growing installed base of densitometers in the United States.

     Cost of sales as a percentage of equipment sales averaged 49% in fiscal 1998 compared to 45% in fiscal 1997. The increase is primarily the result of lower gross profit margins on sales of densitometry equipment as a result of competitive pricing pressures and a higher mix of orthopedic imaging equipment which have lower gross profit margins.

     Research and development expenditures increased to $7,577,000 in fiscal 1998 compared to $5,922,000 in fiscal 1997, primarily due to increased expenditures for ultrasound and x-ray densitometry products.

     Sales and marketing expenses increased 14% to $19,698,000 (25% of product sales) in fiscal 1998 from $17,215,000 (21% of product sales) in fiscal 1997. This increase is primarily the result of increased sales and marketing efforts to address the expanding primary care market for densitometry.

     General and administrative expenses increased to $4,097,000 in fiscal 1998 from $4,051,000 in fiscal 1997.

     Interest income of $1,813,000 in fiscal 1998 compared to interest income of $1,533,000 in fiscal 1997. This increase is primarily the result of increased investments in marketable securities partially offset by decreases in the amount of financed receivables.

     Other expenses in fiscal 1998 are primarily the result of approximately $1,788,000 in legal fees incurred with respect to patent litigation with RapiScan Security Systems, Inc. ("RapiScan") and Osteometer Meditech A/S ("Osteometer"). The Company has entered into settlement negotiations with both RapiScan and Osteometer. A final settlement agreement has not yet been reached. These legal expenses were partially offset by royalties of approximately $632,000 from license agreements. The Company anticipates royalties from these agreements to be significantly lower in the future.

     The effective tax rate averaged 33% in fiscal 1998 and 34% in fiscal 1997. The Company's effective rate has been below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income offset by the effect of state income taxes.


   YEAR ENDED JUNE 30, 1997 VERSUS 1996 - Equipment sales and other revenue increased 22% to $81,467,000 in fiscal 1997, from $66,859,000 in fiscal 1996. Sales by product line are summarized as follows:

                                          Revenues by Product
                                             (in thousands)

                                      Fiscal Year     Fiscal Year
                                         1997            1996
                                      -----------     -----------
          X-ray densitometry            $61,827         $51,399
          Ultrasound densitometry         5,528           5,054
          Orthopedic imaging              9,121           6,402
          Service                         3,546           2,984
          Other                           1,445           1,020
                                      -----------     -----------
                                        $81,467         $66,859
                                      ===========     ===========

     The increase in x-ray densitometry sales from fiscal 1996 is primarily attributable to increased shipments in the United States, which the Company believes are related to the introduction of several new drug therapies during the last 24 months. The increase in orthopedic imaging sales is due to the Company's introduction of the ORCA mini C-arm, a portable x-ray device used by surgeons to image extremities, and higher Artoscan MRI sales resulting from increased acceptance of the system, particularly by orthopedic surgeons.

     Cost of sales as a percentage of equipment sales averaged 45% in fiscal years 1997 and 1996.

     Research and development expenditures remained stable at $5,922,000 in fiscal 1997 compared to $5,812,000 in fiscal 1996. Expenditures related to the development of densitometry products increased approximately $1,082,000 over 1996 levels offset by the discontinuance of D-hormone research. The Company spun off Bone Care International, Inc. to its shareholders on May 8, 1996 in a transaction intended to qualify as a tax-free distribution. The costs of clinical trials and any other costs related to the research and development of D-hormones are not included in the Company's consolidated net income after the spin-off. D-hormone related expenses were $972,000 in fiscal 1996.

     Sales and marketing expenses increased 19% to $17,215,000 (21% of product sales) in fiscal 1997 from $14,513,000 (22% of product sales) in fiscal 1996. This increase is primarily attributable to increased marketing personnel and sales force placed in position for an expanding market with increased products.

     General and administrative expenses decreased to $4,051,000 in fiscal 1997 from $4,311,000 in fiscal 1996. Legal expenses decreased approximately $965,000. Lunar had been involved in several patent lawsuits initiated in September 1994 with Hologic, Inc., a Massachusetts-based competitor, related to x-ray and ultrasound densitometers. These lawsuits were settled in November, 1995. Offsetting this reduction were increases in labor and other office-related costs.

     Interest income of $1,533,000 in fiscal 1997 approximated interest income of $1,550,000 in fiscal 1996.

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

     The effective tax rate averaged 34% in fiscal 1997 and 30% in fiscal 1996. The Company's effective rate has been below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income offset by the effect of state income taxes. The effective tax rate was higher fiscal 1997 due to increased profits from sales within the United States, which do not benefit from foreign sales corporation treatment.

     LIQUIDITY AND CAPITAL RESOURCES - Total cash and cash equivalents decreased $9,809,000 to $4,608,000 at June 30, 1998 from $14,417,000 at June
30, 1997. Marketable securities increased $8,417,000 to $30,901,000 at June 30, 1998 from $22,484,000 at June 30, 1997. During fiscal 1998, the Company invested its excess cash in marketable securities. Marketable securities consist of a laddered portfolio of readily marketable high-grade municipal bonds with various maturities not exceeding 48 months.

     The Company's accounts receivable increased $2,387,000 to $31,402,000 at June 30, 1998 from $29,015,000 at June 30, 1997. The increase is primarily attributable to higher accounts receivable from financed customers in Latin America and higher accounts receivable from Artoscan MRI customers which generally have longer payment terms. The Company sold $4,200,000 and $10,800,000 of Latin American accounts receivable in fiscal 1998 and 1997, respectively, to various finance companies. The Company continues to have recourse of approximately $1,395,000 in the event of non-payment of the underlying accounts receivable.

     Inventories increased 42% to $13,288,000 on June 30, 1998 from $9,373,000 on June 30, 1997. The increase in finished goods is primarily attributable to increases in Artoscan MRI units. The increase in materials and purchased parts is primarily attributable to higher service inventories needed to support the higher sales in the United States.

     In January 1998, the Company purchased a 25-acre parcel of land located in Madison, Wisconsin, for $1,949,000. The Company plans to begin construction of an assembly, warehouse, and office building on that parcel in late 1998. Total construction costs are projected to be approximately $11,000,000. The Company does not have any other pending material commitments for capital expenditures.

     On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 294,400 shares under this program as of September 23, 1998.

     Management believes the current level of cash and short-term marketable securities is adequate to finance the Company's operations for the foreseeable future.

     NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130, as required, in fiscal 1999.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company is evaluating the new Statement's provision and will adopt SFAS No. 131, as required, in fiscal 1999.

     SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The Company is evaluating the new Statement's provisions and will adopt SFAS No. 132, as required, in fiscal 1999.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for periods beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions.


     YEAR 2000 COMPLIANCE - Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries.

     The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. During fiscal 1998, the Company replaced its manufacturing and financial accounting software package at a cost of approximately $230,000. This new software package is year 2000 compliant. The Company does not expect to incur significant additional costs to complete its year 2000 compliance program.

     It is possible that third parties, such as suppliers and distributors, may have noncompliant computer systems or programs which may not interface properly with the Company's computer systems or may otherwise result in a disruption of the Company's operations. The Company is requesting assurances from third parties with which it has a material relationship that their computers, systems, and programs be year 2000 compliant.

     The Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance program will not have a material effect on its financial position or results of operations. Because the Company's software programs are year 2000 compliant, and the Company does not believe any material problems will arise if a third party is not year 2000 compliant, the Company has not developed any contingency plan.



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only high credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments mature, by policy, in 48 months or less.

     The Company uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks and generally have maturities which do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at June 30, 1998. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                    During fiscal year ended June 30,
                              ------------------------------------------------
Maturity dates                     1999        2000        2001        2002
------------------------------------------------------------------------------
ASSETS
Cash equivalents
  Variable taxable rate         $2,599,275
  Average taxable interest rate      5.05%
  Variable tax-exempt rate      $2,009,152
  Average tax-exempt rate            3.48%

Marketable securities
  Fixed tax-exempt rate         $8,025,000  $8,232,800  $9,173,600  $4,445,000
  Average tax-exempt rate            3.92%       4.17%       4.25%       4.19%

Forward contract
  German DM denominated         $  943,763
  Contracted exchange rate        1.8013:1
  (DM to US$)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Statements of Income

Years ended June 30, 1998, 1997, and 1996


------------------------------------------------------------------------------
                                        1998           1997           1996
------------------------------------------------------------------------------
 Revenues                          $ 79,726,809     81,466,859     66,859,196

 Operating expenses:
   Cost of sales                     38,866,757     36,300,375     30,388,410
   Research and development           7,576,796      5,922,409      5,811,929
   Sales and marketing               19,697,733     17,214,627     14,512,905
   General and administrative         4,097,413      4,050,713      4,311,342
------------------------------------------------------------------------------
                                     70,238,699     63,488,124     55,024,586
------------------------------------------------------------------------------
 Income from operations               9,488,110     17,978,735     11,834,610
------------------------------------------------------------------------------
 Other income (expense):
   Interest income                    1,813,153      1,533,127      1,549,786
   Settlement of lawsuit                  -          1,828,905          -
   Other                             (1,115,121)       186,058       (237,952)
------------------------------------------------------------------------------
                                        698,032      3,548,090      1,311,834
------------------------------------------------------------------------------
 Income before income taxes          10,186,142     21,526,825     13,146,444
------------------------------------------------------------------------------
 Income tax expense (benefit):
   Currently payable                  3,226,000      7,548,000      4,714,000
   Deferred                              98,000       (307,000)      (804,000)
------------------------------------------------------------------------------
                                      3,324,000      7,241,000      3,910,000
------------------------------------------------------------------------------
 Net income                        $  6,862,142     14,285,825      9,236,444
==============================================================================
 Basic earnings per share          $       0.78           1.66           1.13
==============================================================================
 Diluted earnings per share        $       0.75           1.57           1.04
==============================================================================

See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets

June 30, 1998 and 1997
------------------------------------------------------------------------------
                       Assets                      1998                1997
------------------------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                  $  4,608,427          14,417,155
   Marketable securities                         8,117,655           5,891,350
   Receivables:
     Trade, less allowance for doubtful
       accounts of $3,272,000 in 1998
       and $2,602,000 in 1997                   24,285,511          23,768,712
     Short-term financed                         2,092,164           1,700,169
     Other                                         929,179           1,061,558
------------------------------------------------------------------------------
                                                27,306,854          26,530,439
------------------------------------------------------------------------------
   Inventories:
     Finished goods and work in process          4,682,086           2,909,854
     Materials and purchased parts               8,605,801           6,463,636
------------------------------------------------------------------------------
                                                13,287,887           9,373,490
------------------------------------------------------------------------------
   Other current assets                            350,360              84,790
   Deferred income taxes                         1,618,000           2,291,000
------------------------------------------------------------------------------
 Total current assets                           55,289,183          58,588,224
------------------------------------------------------------------------------
 Property, plant, and equipment - at cost:
   Buildings and improvements                    2,420,058           2,376,763
   Furniture and fixtures                          876,813             680,413
   Machinery and other equipment                 6,630,755           5,276,267
------------------------------------------------------------------------------
                                                 9,927,626           8,333,443
   Less accumulated depreciation and
     amortization                                5,086,141           3,889,838
------------------------------------------------------------------------------
                                                 4,841,485           4,443,605
   Land                                          2,088,118             138,858
------------------------------------------------------------------------------
                                                 6,929,603           4,582,463
------------------------------------------------------------------------------
 Long-term trade accounts receivable             4,095,565           2,485,022
 Long-term marketable securities                22,783,003          16,592,053
 Patents and other intangibles, net of
   accumulated amortization of $1,512,781
   in 1998 and $1,185,613 in 1997                  809,468             850,867
 Other                                             208,136             183,954
------------------------------------------------------------------------------
                                              $ 90,114,958          83,282,583
==============================================================================

See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets

June 30, 1998 and 1997
------------------------------------------------------------------------------
         Liabilities and Shareholders' Equity      1998               1997
------------------------------------------------------------------------------
 Current liabilities:
   Accounts payable                           $  4,881,399          4,209,485
   Customer advances and deferred income         1,027,872            639,707
   Income taxes payable                          3,494,822          2,375,955
   Accrued liabilities:
     Commissions payable                         2,186,040          2,146,189
     Compensation payable                          413,084            290,913
     Property, payroll, and other taxes            155,683            141,906
     Accrued warranty and installation expenses  2,145,000          2,984,000
     Other                                         199,324            251,036
------------------------------------------------------------------------------
 Total current liabilities                      14,503,224         13,039,191
------------------------------------------------------------------------------


 Shareholders' equity:
   Common stock - authorized 25,000,000 shares
     of $.01 par value; issued and outstanding,
     8,701,210 shares in 1998 and 8,721,425
     shares in 1997                                 87,012             87,214
   Capital in excess of par value               24,936,811         26,500,942
------------------------------------------------------------------------------
                                                25,023,823         26,588,156


   Retained earnings                            50,568,281         43,706,139
   Unrealized appreciation in marketable
     securities                                    136,932             34,220
   Cumulative translation adjustment              (117,302)           (85,123)
------------------------------------------------------------------------------
                                                75,611,734         70,243,392
------------------------------------------------------------------------------
                                              $ 90,114,958         83,282,583
==============================================================================



Consolidated Statements of Shareholders' Equity

Years ended June 30, 1998, 1997, and 1996
--------------------------------------------------------------------------------
-------------------------------------

  Unrealized
                                     Number              Capital in
 appreciation    Culmulative
                                       of       Common   excess of    Retained
 in marketable   translation
                                     shares     stock    par value    earnings
  securities     adjustment    Total
--------------------------------------------------------------------------------
-------------------------------------
Balance at June 30, 1995         7,988,190   $53,255   15,438,402   32,622,240
     -         (18,131)   48,095,766
Issuance of shares under
  stock option plans               497,315     4,421    2,085,272        -
     -           -         2,089,693
Effect of 3 for 2 stock split        -        27,180      (27,180)       -
     -           -             -
Payment of fractional shares
  resulting from stock split           (30)    -             (875)       -
     -           -              (875)
Tax benefit from issuance of
  shares under stock option
  plans                              -         -        5,280,585        -
     -           -         5,280,585
Issuance of stock awards               775         7       25,899        -
     -           -            25,906
Net income for the year
  ended June 30, 1996                -         -            -        9,236,444
     -           -         9,236,444
Spin-off of Bone Care
  International, Inc.                -         -            -      (12,438,370)
     -           -       (12,438,370)
Unrealized appreciation in
  marketable securities              -         -            -            -
    29,122       -            29,122
Translation adjustment               -         -            -            -
     -          87,132        87,132
--------------------------------------------------------------------------------
-------------------------------------
Balance at June 30, 1996         8,486,250    84,863   22,802,103   29,420,314
    29,122      69,001    52,405,403

Issuance of shares under
  stock option plans               233,200     2,332    1,121,254        -
     -           -         1,123,586
Tax benefit from issuance of
  shares under stock option
  plans                              -         -        2,504,036        -
     -           -         2,504,036
Issuance of stock awards             1,975        19       73,549        -
     -           -            73,568
Net income for the year
  ended June 30, 1997                -         -            -       14,285,825
     -           -        14,285,825
Unrealized appreciation in
  marketable securities              -         -            -            -
     5,098       -             5,098
Translation adjustment               -         -            -            -
     -        (154,124)     (154,124)
--------------------------------------------------------------------------------
-------------------------------------
Balance at June 30, 1997         8,721,425    87,214   26,500,942   43,706,139
    34,220     (85,123)   70,243,392

Issuance of shares under
  stock option plans               174,210     1,742      885,963        -
     -           -           887,705
Tax benefit from issuance of
  shares under stock option
  plans                              -         -          947,521        -
     -           -           947,521
Issuance of stock awards               575         6       13,435        -
     -           -            13,441
Repurchase of common stock        (195,000)   (1,950)  (3,411,050)       -
     -           -        (3,413,000)
Net income for the year
  ended June 30, 1998                -         -            -        6,862,142
     -           -         6,862,142
Unrealized appreciation in
  marketable securities              -         -            -            -
   102,712       -           102,712
Translation adjustment               -         -            -            -
     -         (32,179)      (32,179)
--------------------------------------------------------------------------------
-------------------------------------
Balance at June 30, 1998         8,701,210   $87,012   24,936,811   50,568,281
   136,932    (117,302)   75,611,734
================================================================================
=====================================

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows

Years ended June 30, 1998, 1997, and 1996
------------------------------------------------------------------------------
                                           1998          1997         1996

 Cash flows from operating activities:
   Net income                           $6,862,142    14,285,825    9,236,444
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization     2,066,514     1,446,929    1,365,348
       Minority interest in net income
         of subsidiary                       -             -           79,983
       Changes in assets and liabilities:
         Receivables                    (2,411,140)    6,895,502  (11,727,295)
         Inventories                    (3,914,397)     (698,003)  (2,024,761)
         Other current assets             (265,570)       77,039      (52,094)
         Deferred income taxes             673,000      (307,000)    (804,000)
         Accounts payable                  639,735       546,557    1,436,573
         Customer advances and
          deferred income                  388,165        74,343      103,314
         Accrued liabilities              (714,913)      (26,463)   2,164,204
         Income taxes payable            1,118,867     1,824,103   (1,650,046)
------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                  4,442,403    24,118,832   (1,872,330)
------------------------------------------------------------------------------
 Cash flows from investing activities:
   Purchases of marketable securities  (14,512,714)  (20,885,936)    (700,000)
   Sales and maturities of marketable
     securities                          5,717,000     1,601,600   13,132,594
   Additions to property, plant,
     and equipment                      (3,543,443)   (1,906,588)    (839,703)
   Patents and other intangibles          (347,641)     (213,525)    (303,664)
------------------------------------------------------------------------------
 Net cash provided by (used in)
   investing activities                (12,686,798)  (21,404,449)  11,289,227
------------------------------------------------------------------------------
 Cash flows from financing activities:
   Proceeds from exercise of
     stock options                         901,146     1,197,154    2,114,724
   Income tax benefit from stock
     option exercises                      947,521     2,504,036    5,280,585
   Repurchase of common stock           (3,413,000)        -            -
   Cash distributed with Bone Care
     spin-off                                -             -      (11,388,279)
------------------------------------------------------------------------------
 Net cash provided by (used in)
   financing activities                 (1,564,333)    3,701,190   (3,992,970)
------------------------------------------------------------------------------
 Net cash increase (decrease) in cash and
   cash equivalents                     (9,808,728)    6,415,573    5,423,927
 Cash and cash equivalents at beginning
   of year                              14,417,155     8,001,582    2,577,655
------------------------------------------------------------------------------
 Cash and cash equivalents at end
   of year                              $4,608,427    14,417,155    8,001,582
==============================================================================

 Supplemental disclosure of cash flow
   information-income taxes paid net
   of refunds                           $  337,531     3,237,541    1,083,461
==============================================================================

See accompanying notes to consolidated financial statements.


 (1) SUMMARY OF ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lunar Corporation (the Company) and its wholly owned subsidiaries, Lunar Finance Corporation, Lunar Funding Corporation, Lunar Capital Corporation, Bona Fide Ltd, Lunar FSC, Inc. (collectively referred to as Lunar USA), Lunar GmbH, Lunar Europe, N.V., and Lunar France. In May 1996, the Company spun-off its 97% owned subsidiary, Bone Care International, Inc. (Bone Care), and its subsidiary, Continental Assays Corporation (note 2). The accompanying consolidated financial statements reflect the results of operations of Bone Care prior to the date of the spin-off. All significant intercompany accounts and transactions have been eliminated in consolidation.

          DESCRIPTION OF BUSINESS

     The Company develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. The Company also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Lunar GmbH supports customers and sells Lunar's products in Germany. Lunar Europe, N.V. supports customers and sells Lunar's products in Belgium and supports customers in other European countries. Lunar France supports customers and sells Lunar's products in France. Bona Fide, Ltd. reviews and analyzes data from clinical trials. Lunar FSC, Inc. is a foreign sales corporation responsible for the sale of Lunar's products outside of the United States. Lunar Finance Corporation, Lunar Funding Corporation, and Lunar Capital Corporation manage and sell Latin American receivables to third-party finance companies.

          REVENUE RECOGNITION

     Revenue is recognized from sales upon customer acceptance. Amounts billed for service contracts are recognized as revenue when earned.

          CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

          MARKETABLE SECURITIES

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

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial and income tax reporting purposes.

     The cost of property and equipment are depreciated over the following estimated useful lives:


          Asset classification                        Estimated useful life
------------------------------------------------------------------------------
     Machinery, furniture, and fixtures                     5-7 years
     Buildings and improvements                             19-39 years
------------------------------------------------------------------------------

     Legal costs incurred to register patents are amortized over periods not exceeding ten years.

          RESEARCH AND DEVELOPMENT COSTS

     Materials, labor, and overhead expenses related to research and development projects are charged to operations as incurred.

          PROVISION FOR WARRANTIES

     The Company makes certain initial warranties as to material and workmanship. The estimated costs associated with these warranties are accrued at the time of sale.

          STOCK-BASED COMPENSATION

     Stock-based compensation related to employees is recognized using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. Stock-based compensation related to non-employees is not material.

          INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          EARNINGS PER SHARE

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the effect of all potential common shares that are dilutive and outstanding during the reporting period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

          FOREIGN CURRENCY TRANSLATION

     For each of the Company's foreign subsidiaries, the functional currency is its local currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates. Revenue and expense accounts are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are included as a separate component of shareholders' equity.


     The Company uses forward currency contracts in its management of foreign currency exposures. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. Unrealized gains and losses, which were not significant at June 30, 1998 and 1997, are not recognized.

          USE OF ESTIMATES

     In preparing the consolidated financial statements, the Company's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable, customer advances, and accrued liabilities, approximated their carrying values at June 30, 1998 and 1997.


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

     Bone Care entered into a Transition Agreement with the Company pursuant to which certain employees of the Company perform administrative services for Bone Care and lease office space to Bone Care. The term of the Transition Agreement is three years; however, Bone Care may terminate the agreement by giving the Company 90 days advance written notice. Total payments received under these arrangements were $65,950, $135,000, and $66,968 for the years ended June 30, 1998, 1997, and 1996, respectively.


 (3) MARKETABLE SECURITIES

     The Company's marketable securities are all classified as available-for-sale. As of June 30, 1998 and 1997 there were no gross unrealized holding losses for any of the Company's marketable securities. The amortized cost, gross unrealized holding gains, and fair value for marketable securities at June 30, 1998 and 1997 were as follows:

------------------------------------------------------------------------------
                                                     Gross
                                                   unrealized
                                       Amortized    holding
     1998                                cost        gains      Fair value
------------------------------------------------------------------------------
          Current                   $  8,102,063     15,592      8,117,655
          Due after one year          22,661,663    121,340     22,783,003
------------------------------------------------------------------------------
                                    $ 30,763,726    136,932     30,900,658
==============================================================================
     1997
------------------------------------------------------------------------------
          Current                   $  5,872,101     19,249      5,891,350
          Due after one year          16,577,082     14,971     16,592,053
------------------------------------------------------------------------------
                                    $ 22,449,183     34,220     22,483,403
==============================================================================

     The scheduled maturities for marketable securities at June 30, 1998 were as follows:


                                Less than   6 months   More than
                                6 months    to 1 year   1 year        Total
------------------------------------------------------------------------------
     State and municipal bonds $ 4,093,923  4,023,732  22,783,003   30,900,658
------------------------------------------------------------------------------
                               $ 4,093,923  4,023,732  22,783,003   30,900,658
==============================================================================

     The gross realized gains and losses on the sale of available-for-sale marketable securities for the year ended June 30, 1998 were not material.

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

     Under a September 1, 1984 agreement with an employee/officer, options to purchase 138,000 shares at $0.16 per share are outstanding and exercisable and will expire in the event of termination of employment. Under the second option program, titled the Non-Qualified Stock Option program, a total of 3,000,000 shares of common stock were made available, of which 544,600 remain available. Options granted under this program vest over a three-year or five-year period. The options will expire ten years from the granting date, or upon termination of employment.

     The option price under both option programs was based on 100% of estimated fair market value of the Company's stock on the dates the options were granted.

     A summary of the Company's stock option activity, and related information are summarized as follows:

==============================================================================
                                       Year ending June 30,
                           1998                1997                1996
                      --------------      ---------------     --------------
                              Weighted            Weighted            Weighted
                              average             average             average
                              exercise            exercise            exercise
                    Options    price    Options    price    Options    price
------------------------------------------------------------------------------
     Outstanding -
       beginning
       of year      1,071,615  $ 9.20   1,131,115  $ 8.21   1,482,720  $ 4.87
     Granted          286,150   17.91     531,480   20.31     203,750   22.97
     Exercised       (174,210)   5.10    (233,200)   4.82    (497,315)   4.20
     Expired/canceled (43,560)  15.11    (357,780)  25.43     (58,040)   8.53
------------------------------------------------------------------------------
     Outstanding -
       end of year  1,139,995  $ 9.50   1,071,615  $ 9.20   1,131,115  $ 8.21
==============================================================================
     Exercisable at
       end of year    521,531             486,290             544,375
==============================================================================
     Weighted average
       fair value of
       options granted
       during year             $10.11              $ 7.74              $10.46
==============================================================================

     The options outstanding at June 30, 1998 have been segregated into five ranges for additional disclosure as follows:


                         Options Outstanding              Options Exercisable
                ------------------------------------    ----------------------
                               Weighted     Weighted      Options     Weighted
     Range of     Options      average      average      currently    average
     exercise   outstanding    remaining    exercise    exercisable   exercise
      prices    at June 30,   contractual    price      at June 30,    price
                   1998          life                       1998
------------------------------------------------------------------------------
      $ 0.16      138,000          -         $ 0.16       138,000      $ 0.16

        0.64        9,220        0.7           0.64         9,220        0.64

   5.66 -  7.83   336,565        5.2           7.00       268,375        6.87

  10.00 - 14.33    43,080        6.2          11.72        32,460       11.67

  16.25 - 25.50   613,130        9.1          17.21        73,476       16.69

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

     Pro forma information regarding net income and net income per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996; risk free interest rate of 5.5% for 1998, 6.0% for 1997, and 5.5% for 1996, volatility factors of the expected market price of the Company's common stock of .52 for 1998, .53 for 1997, and
 .52 for 1996, and no expected dividends. Based on an analysis of historical optionee exercise behavior, the option grants exercised have aggregated weighted average lives of six years for 1998 and four years for 1997 and 1996.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

------------------------------------------------------------------------------
                                          1998          1997          1996
------------------------------------------------------------------------------
     Pro forma net income             $ 6,278,188   $14,327,467   $ 9,047,185
     Pro forma net income per share       0.69          1.57          1.02
------------------------------------------------------------------------------

     Since Statement 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflective until 2000.

     The Company has a longevity stock award program whereby 25 shares of common stock are issued to employees with five years of service, and 100 shares are issued for ten years of service. The Company issued 575, 1,975, and 775 shares under this program in the years ended June 30, 1998, 1997, and 1996, respectively.

     The Company has a program which provides for bonuses to all employees contingent upon achieving certain financial goals. Total expense under the program was $206,273, $315,165, and $338,690 for the years ended June 30, 1998, 1997, and 1996, respectively.


 (5)     PROFIT-SHARING PLAN

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $298,273, $199,322, and $88,254, for the years ended June 30, 1998, 1997, and
1996 respectively.


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


 (7)     INCOME TAXES

     Income taxes consist of the following:
------------------------------------------------------------------------------
                                          1998          1997          1996
------------------------------------------------------------------------------
     Current:
          Federal                     $ 2,954,000     7,048,000     4,714,000
          State                           172,000       500,000         -
------------------------------------------------------------------------------
                                        3,126,000     7,548,000     4,714,000
------------------------------------------------------------------------------
     Deferred:
          Federal                          83,000      (287,000)     (804,000)
          State                            15,000       (20,000)        -
------------------------------------------------------------------------------
                                           98,000      (307,000)     (804,000)
------------------------------------------------------------------------------
                                      $ 3,224,000     7,241,000     3,910,000
==============================================================================


     A reconciliation of the provision for income taxes with the applicable Federal income tax rate is presented below:

------------------------------------------------------------------------------
                             1998               1997               1996
                       ----------------   ----------------   ----------------
                                Percent            Percent            Percent
                               of pretax          of pretax          of pretax
                       Amount   income    Amount   income    Amount   income
------------------------------------------------------------------------------
 Provision computed
  at normal rate     $3,463,289   34%   $7,319,121   34%   $4,469,791   34%
 Increases (reductions)
  in taxes resulting from:
   State income taxes,
    net of federal
    benefit             113,520    1       330,000    2         -        -
   Tax benefit of exempt
    foreign trade
    income             (510,193)  (5)     (596,010)  (3)     (731,265)  (6)
   Other                257,384    3       187,889    1       171,474    2
------------------------------------------------------------------------------
 Provision for
  income taxes       $3,324,000   33%   $7,241,000   34%   $3,910,000   30%
==============================================================================

     The tax effect of temporary differences that give rise to deferred tax assets at June 30, 1998 and 1997 are as follows:

------------------------------------------------------------------------------
                                                     1998          1997
------------------------------------------------------------------------------

     Accrued warranty                             $  747,000     1,108,000
     Inventory valuation                              86,000       167,000
     Allowance for doubtful accounts                 680,000       983,000
     Other                                           105,000        33,000
------------------------------------------------------------------------------
                                                  $1,618,000     2,291,000
==============================================================================

     The Company has determined, more likely than not, that a valuation allowance is not required based upon the Company's history of operating earnings and its expectations for continued future earnings.


(8) EARNINGS PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the years ended June 30, 1998, 1997, and 1996 are as follows:
------------------------------------------------------------------------------
                                                             1998
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $ 6,862,142  8,773,516   $ 0.78
                                                                       ======
     Effect of dilutive stock options               -        338,779
                                               ----------  ---------
     Dilutive earnings per share              $ 6,862,142  9,112,495   $ 0.75
                                               ==========  =========   ======
==============================================================================
                                                             1997
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $14,285,825  8,614,567   $ 1.66
                                                                       ======
     Effect of dilutive stock options               -        491,481
                                               ----------  ---------
     Dilutive earnings per share              $14,285,825  9,106,048   $ 1.57
                                               ==========  =========   ======
==============================================================================
                                                             1996
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $ 9,236,444  8,194,821   $ 1.13
                                                                       ======
     Effect of dilutive stock options               -        713,002
                                               ----------  ---------
     Dilutive earnings per share              $ 9,236,444  8,907,823   $ 1.04
                                               ==========  =========   ======
==============================================================================

 (9)     SUPPLEMENTAL SALES AND CUSTOMER INFORMATION

     The Company's approximate revenues by geographic regions are as follows (in thousands):
------------------------------------------------------------------------------
                                        June 30,    June 30,   June 30,
                                          1998        1997       1996
------------------------------------------------------------------------------
     United States and Canada           $ 51,440     51,051     30,835
     Europe                               13,333     13,445     11,140
     Asia                                  3,591      6,259     14,760
     Latin America                        11,363     10,712     10,124
------------------------------------------------------------------------------
                                        $ 79,727     81,467     66,859
==============================================================================

     The Company sells its products to end-user customers or its distributors in Latin America on financed terms. Generally, the financing is over a two- or three-year time period and denominated in U.S. dollars. As of June 30, 1998, 1997, and 1996, the Company had approximately $4,862,000, $4,614,000, and $12,541,000, respectively, of financed trade accounts receivable from Latin American customers. The collateral for these receivables is generally the equipment sold.

     During fiscal 1998 and 1997, the Company sold approximately $4,200,000 and $10,800,000, respectively, of accounts receivable from selected customers in Latin America. The income statement effect of these transactions was not material. The Company continues to have recourse of 10% or approximately $1,080,000 to one finance company and 7.5% or approximately $315,000 to a second finance company.

     For the years ended June 30, 1998 and 1997, no one distributor represented more than 10% of total sales. Sales to one distributor accounted for 13% of total sales for the year ended June 30, 1996.


 (10)     FEE PER PATIENT PROGRAM

     The Company has entered into an agreement with a finance company whereby the Company sells its systems to the finance company, which, in turn, leases the systems to third parties on a fee-per-patient basis. Under the terms of the agreement, the Company is contingently liable to two finance companies for approximately $378,000 as of June 30, 1998 and approximately $485,000 as of June 30, 1997.




                           INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
LUNAR CORPORATION:


We have audited the accompanying consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunar Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Chicago, Illinois
July 24, 1998



                 QUARTERLY  FINANCIAL  INFORMATION  (unaudited)


     The following table sets forth unaudited selected quarterly financial information for each of the two most recent fiscal years.

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                ---------   ---------   ---------   ---------
                                    (in thousands except per-share data)
1998
----
  Revenues                       $18,832     $21,584     $18,060     $21,251
  Income from operations           2,747        4,174        870       1,697
  Net income                       2,013        2,729        692       1,428
  Net income per share              0.22         0.30       0.08        0.16

1997
----
  Revenues                       $18,915     $20,516     $19,857     $22,179
  Income from operations           4,289       4,548       4,334       4,808
  Net income                       2,901       4,545       3,277       3,563
  Net income per share              0.32        0.50        0.36        0.39

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1998 Shareholders Meeting to be held on November 20, 1998 ("Proxy Statement") under the captions "Purposes of the Meeting - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of September 24, 1998, the executive officers of the Registrant are as follows:

Name                                   Age         Title
------------------------------------------------------------------------------
-
Richard B. Mazess, Ph.D.               59          President

James A. Hanson, Ph.D.                 48          Vice President - Marketing

Robert A. Beckman                      44          Vice President - Finance

John A. Comerford, J.D.                36          Corporate General Counsel
                                                   and Secretary

James V. Pietropaolo                   44          Vice President - Domestic
                                                   Sales

James T. Karam, Ph.D.                  57          Vice President - Operations

Peter Peemans                          39          Vice President - European
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

     Robert A. Beckman joined the Company in 1986 as Controller and has been Vice President of Finance since 1987. Mr. Beckman is a Certified Public Accountant.

     John A. Comerford, J.D., joined the Company in January 1998 as Corporate General Counsel and Secretary. From 1990 through 1997, Mr. Comerford was Associate Resident Counsel with National Presto Industries, Inc., in Eau Claire, Wisconsin. From 1988 until 1990, Mr. Comerford was a Staff Attorney with Fort Howard Corporation in Green Bay, Wisconsin. He received his J.D. degree in 1988 from Marquette University Law School and his B.A. degree in Business Administration from St. Norbert College in 1985.

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

     Peter Peemans joined the Company in January 1994 as a Director of European Sales. Mr. Peemans became Director of European Operations in June 1996 and was appointed Vice President of European Operations in January 1998. From January 1990 until December 1993, Mr. Peemans served as European Sales and Marketing Manager for Ferno Washington.



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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information included in the Proxy Statement under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation."



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        Reference is made to the separate index to the Company's consolidated financial statements and schedule contained on page 36 hereof.
        3. Exhibits

        Reference is made to the separate exhibit index contained on page 40 hereof.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1998.



                              LUNAR CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                         FINANCIAL STATEMENT SCHEDULE


The following documents are filed                               Page(s) in
as part of this report:                                         Form 10-K
                                                                ----------
(1)     Financial Statements:
        Independent Auditors' Report . . . . . . . . . . . . . . . . . 32

        Consolidated Balance Sheets at
        June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .19-20

        Consolidated Statements of Income
        for the years ended June 30, 1998,
        1997, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 18

        Consolidated Statements of
        Shareholders' Equity for the
        years ended June 30, 1998,
        1997, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 21

        Consolidated Statements of Cash Flows
        for the years ended June 30, 1998,
        1997, and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 22

        Notes to Consolidated Financial Statements . . . . . . . . .23-31

                                                                Page(s) in
(2)     Financial Statement Schedule:                           Form 10-K
                                                                ----------
        Report of Independent Auditors on
        Financial Statement Schedule . . . . . . . . . . . . . . . . . 37

        Schedule II - Valuation and Qualifying
        Accounts for each of the years ended
        June 30, 1998, 1997, and 1996. . . . . . . . . . . . . . . . . 38

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                        INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Lunar Corporation:

Under date of July 24, 1998, we reported on the consolidated balance sheets of Lunar Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Chicago, Illinois
July 24, 1998


                                                                  Schedule II

LUNAR CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts
------------------------------------------------------------------------------
                                    Additions
                            -------------------------
                            Balance     Charged              Other
                               at         to       Charged  Charges    Balance
                           Beginning   Costs and   to Other   Add      at End
Description                 of Year     Expenses   Account  (Deduct)   of Year
------------------------------------------------------------------------------
For the year ended June 30, 1998:
  Allowance for
   doubtful accounts       $2,602,000   $670,000     -        -     $3,272,000

For the year ended June 30, 1997:
  Allowance for
   doubtful accounts       $2,235,000   $367,000     -        -     $2,602,000

For the year ended June 30, 1996:
  Allowance for
   doubtful accounts       $1,150,000 $1,085,000     -        -     $2,235,000



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LUNAR CORPORATION

Date:  September 24, 1998          By:   /s/ Richard B. Mazess
                                   ---------------------------
                                   Richard B. Mazess, Ph.D.
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
----

/s/ Richard B. Mazess               President and          September 24, 1998
---------------------------         Director (Principal
Richard B. Mazess, Ph.D.            Executive Officer)


/s/ Robert A. Beckman               Vice President of      September 24, 1998
---------------------------         Finance (Principal
Robert A. Beckman                   Financial and
                                    Accounting Officer)


/s/ Samuel E. Bradt                 Director               September 24, 1998
---------------------------
Samuel E. Bradt


/s/ John W. Brown                   Director               September 24, 1998
---------------------------
John W. Brown


/s/ Reed Coleman                    Director               September 24, 1998
---------------------------
Reed Coleman


/s/ James W. Nellen II              Director               September 24, 1998
---------------------------
James W. Nellen II


/s/ Malcolm R. Powell               Director               September 24, 1998
---------------------------
Malcolm R. Powell, M.D.


                                 LUNAR CORPORATION
                                 INDEX TO EXHIBITS

Exhibit
Number      Document Description
-------     --------------------
 3.1          Articles of Amendment and Restated Articles of
              Incorporation of Registrant(1) (Exhibit 3.1)

 3.2          By-Laws of Registrant(2) (Exhibit 3.2)

10.1* Lunar Corporation Amended and Restated Stock Option Plan(3) (Exhibit 99.1) and Forms of Stock Option Agreements

10.2*         Forms of Stock Option Agreements(3) (Exhibit 99.2)

10.3 Distribution Agreement Between Bone Care and Lunar
              Corporation(1)
              (Exhibit 10.3)

10.4 Tax Disaffiliation Agreement Between Bone Care and Lunar Corporation(1) (Exhibit 10.4)

11            Computation of Per Share Earnings


21            List of Subsidiaries of Registrant

23            Consent of KPMG Peat Marwick LLP

27            Financial Data Schedule


(1) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18643). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K.

(2) Incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended December 31, 1996 (File No. 0-18643). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-Q.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3 (File No. 333-40469). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form S-3.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.