Form 10-Q
period 1998-09-30
LUNAR CORP
filed 1998-11-13
CIK 864906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

            /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                                                       Yes   X       No
                                                           -----        ----
As of October 31, 1998, 8,604,460 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      LUNAR CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

               For the quarterly period ended September 30, 1998

                               TABLE OF CONTENTS
                               -----------------
PART I -   FINANCIAL INFORMATION                                         Page
                                                                         ----
Item 1.    Financial statements

           Consolidated Balance Sheets
           September 30, 1998, and June 30, 1998                            3

           Consolidated Statements of Income
           Three Months Ended September 30, 1998
           and 1997                                                         5

           Consolidated Statements of Cash Flows
           Three Months Ended September 30, 1998
           and 1997                                                         6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      12

PART II -  OTHER INFORMATION                                               13

Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities                                           13

Item 3.    Defaults Upon Senior Securities                                 13

Item 4.    Submission of Matters to a Vote of Security Holders             13

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

----------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------

                                            September 30,         June 30,
                                                1998                1998
                                             (Unaudited)         (Audited)
----------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                    $ 5,185,196       $4,608,427
 Marketable securities                          7,920,027        8,117,655

 Receivable:
  Trade, less allowance for doubtful accounts
    of $3,221,000 at September 30, 1998
    and $3,272,000 at June 30, 1998            28,404,171       24,285,511
  Short-term financed accounts receivable       2,988,896        2,092,164
  Other                                           949,123          929,179
----------------------------------------------------------------------------

                                               32,342,190       27,306,854

Inventories                                    14,732,786       13,287,887
Deferred Income Taxes                           1,768,000        1,618,000
Other Current Assets                              661,052          350,360
----------------------------------------------------------------------------

Total Current Assets                           62,609,251       55,289,183

Property, Plant and Equipment--At Cost:
 Buildings and Improvements                     2,614,875        2,420,058
 Furniture and fixtures                           939,464          876,813
 Machinery and other equipment                  7,440,393        6,630,755
----------------------------------------------------------------------------

                                               10,994,732        9,927,626
Less Accumulated Depreciation and Amortization  5,546,157        5,086,141
----------------------------------------------------------------------------

                                                5,448,575        4,841,485
Land                                            2,088,118        2,088,118
----------------------------------------------------------------------------

                                                7,536,693        6,929,603

Long-term Financed Accounts Receivable          5,108,401        4,095,565
Long-term Marketable Securities                16,688,537       22,783,003
Patents and Other Intangibles, Net of
 Accumulated Amortization of $1,593,223 at
 September 30, 1998 and $1,512,781 at
 June 30, 1998                                    561,396          809,468
Other                                             176,807          208,136
----------------------------------------------------------------------------

                                              $92,681,085      $90,114,958
============================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

----------------------------------------------------------------------------
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------


                                            September 30,         June 30,
                                                1998               1998
                                             (Unaudited)         (Audited)
----------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                             $ 6,904,791      $ 4,881,399
 Customer advances and deferred income          1,072,717        1,027,872
 Income taxes payable                           3,213,089        3,494,822
 Accrued liabilities:
  Commissions payable                           2,336,360        2,186,040
  Compensation payable                            646,070          413,084
  Property, payroll, and other taxes              190,081          155,683
  Accrued warranty and installation expenses    2,410,000        2,145,000
  Other                                           481,469          199,324
----------------------------------------------------------------------------

Total Current Liabilities                      17,254,577       14,503,224

Shareholders' Equity:
 Common stock--authorized 25,000,000 shares
  of $.01 par value; issued and outstanding
  8,604,460 shares at September 30, 1998 and
  8,701,210 at June 30, 1998                       86,045           87,012
 Capital in excess of par value                23,525,874       24,936,811
----------------------------------------------------------------------------

                                               23,611,919       25,023,823

Retained Earnings                              51,722,826       50,568,281
Unrealized Appreciation in
 Marketable Securities                            168,642          136,932
Cumulative Translation Adjustment                 (76,879)        (117,302)
----------------------------------------------------------------------------

                                               75,426,508       75,611,734
----------------------------------------------------------------------------

                                              $92,681,085      $90,114,958
============================================================================

See accompanying notes to consolidated financial statements
LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

----------------------------------------------------------------------------
                                                Three months ended
                                     September 30,           September 30,
                                         1998                    1997
----------------------------------------------------------------------------

Revenues                               $22,824,543             $18,662,508
----------------------------------------------------------------------------

Operating Expenses
 Cost of sales                          12,221,926               8,590,077
 Research and development                2,046,620               1,705,299
 Selling and marketing                   5,693,407               4,624,846
 General and administrative              1,093,790                 995,677
----------------------------------------------------------------------------
                                        21,055,743              15,915,899
----------------------------------------------------------------------------

Income from Operations                   1,768,800               2,746,609
----------------------------------------------------------------------------

Other Income (Expense):
 Interest income                           346,666                 478,499
 Settlement of lawsuit                    (579,555)                    -
 Other                                      88,634                (236,115)
----------------------------------------------------------------------------

                                          (144,255)                242,384
----------------------------------------------------------------------------

Income Before Income Taxes               1,624,545               2,988,993
Income Tax Expense                         470,000                 976,000
----------------------------------------------------------------------------

Net Income                             $ 1,154,545             $ 2,012,993
============================================================================

Basic Earnings per Share                     $0.13                   $0.23
============================================================================

Diluted Earnings per Share                   $0.13                   $0.22
============================================================================

Weighted Average Number of
 Common Shares                           8,658,945               8,715,833
============================================================================

Weighted Average Number of
 Common and Dilutive Potential
 Common Shares                           8,873,912               9,121,609
============================================================================

See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------------

                                                Three months ended

                                           September 30,     September 30,
                                               1998              1997

----------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net income                                         $1,154,545  $2,012,993
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                       685,485     539,483
   Changes in assets and liabilities:
     Receivables                                    (6,016,843) (1,080,882)
     Inventories                                    (1,444,899) (1,645,416)
     Other current assets                             (310,692)   (294,529)
     Deferred income taxes                            (150,000)    941,000
     Accounts payable                                2,063,815     650,159
     Customer advances and deferred income              44,845     117,406
     Accrued liabilities                               964,849     564,287
     Income taxes payable                             (281,733)   (196,694)
----------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities (3,290,628)  1,607,807
----------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Sales and maturities of marketable securities       6,206,095     555,000
 Additions to property, plant and equipment         (1,067,106)   (353,537)
 Additions to patents and other intangibles            (19,647)    (41,647)
 Write-off of patents                                  159,959         -
----------------------------------------------------------------------------

Net Cash Provided by Investing Activities            5,279,301     159,816
----------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options                20,830     231,454
 Income tax benefit from stock option exercises          3,866     184,699
 Repurchase of common stock                         (1,436,600)   (410,000)
----------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities (1,411,904)      6,153
----------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents              576,769   1,773,776
Cash and Cash Equivalents at Beginning of Period     4,608,427  14,417,155
----------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period         $ 5,185,196 $16,190,931
============================================================================

Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                 $   917,000 $    50,000
============================================================================

See accompanying notes to consolidated financial statements

                      LUNAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)   BASIS OF PRESENTATION

      The consolidated financial statements of Lunar Corporation (the "Company") presented herein, without audit except for balance sheet information at June 30, 1998, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

      The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

      The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

(2)   INVENTORIES

      Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

----------------------------------------------------------------------------
                                            September 30,       June 30,
                                                1998              1998
                                             (Unaudited)       (Audited)
----------------------------------------------------------------------------

Finished goods and work in process          $ 5,866,853        $ 4,682,086
Materials and purchased parts                 8,865,933          8,605,801
                                            -----------        -----------
                                            $14,732,786        $13,287,887
                                            ===========        ===========

(3)   SHAREHOLDERS' EQUITY

      On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors.
The Company has repurchased 294,400 shares under this program as of October 31, 1998.

(4)   EARNINGS PER SHARE

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 1998 and 1997 are as follows:

                                            Three Months Ended
                                            September 30, 1998
                                            ------------------

                                                                Per Share
                                      Income        Shares        Amount
                                   ---------------------------------------
Basic earnings per share           $ 1,154,545     8,658,945     $ 0.13
Effect of dilutive stock options         ---         214,967     ========
                                   -------------------------
Dilutive earnings per share        $ 1,154,545     8,873,912     $ 0.13
                                   =========================     ========

                                            Three Months Ended
                                            September 30, 1997
                                            ------------------

                                                                Per Share
                                      Income        Shares        Amount
                                   ---------------------------------------
Basic earnings per share           $ 2,012,993     8,715,833     $ 0.23
Effect of dilutive stock options        ---          405,776     ========
                                   -------------------------
Dilutive earnings per share        $ 2,012,993     9,121,609     $ 0.22
                                   =========================     ========

(5)   COMPREHENSIVE INCOME

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                                            Three Months Ended September 30,
                                                     1998        1997
                                                  ----------   ----------
Net Income                                        $1,154,545   $2,012,993
Other Comprehensive Income:
  Unrealized adjustment in marketable securities      31,710       45,005
  Foreign currency translation adjustments            40,423       (3,612)
                                                  ----------   ----------
Comprehensive income                              $1,226,678   $2,054,386
                                                  ==========   ==========

(6)   SETTLEMENT OF LAWSUIT

     Expenses were incurred associated with the settlement of a lawsuit between the Company and Osteometer Meditech A/S and RapiScan Security Systems Inc. During the quarter, the Company was able to make a determination as to an estimate of expenses that will be incurred as a result of the settlement of the lawsuit. This amount includes legal expenses, a settlement payment, and a patent write-off.

Item 2.   Management Discussion and Analysis of Financial Condition and
          -------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

      Equipment sales and other revenue increased 22% to $22,825,000 in the three months ended September 30, 1998 from $18,663,000 in the three months ended September 30, 1997. Sales by product line are summarized as follows:

                                     Revenues by Product
                                        (in thousands)

                                      Three Months Ended
                                ----------------------------
                                September 30,   September 30,
                                    1998             1997
                                ------------    ------------

X-ray densitometry                $15,385         $12,856
Ultrasound densitometry             1,415           1,328
Orthopedic Imaging                  4,080           2,694
Service Revenue                     1,691           1,407
Other                                 254             378
                                  -------         -------
                                  $22,825         $18,663
                                  =======         =======


      The Company's increase in x-ray densitometry sales is attributable to increased sales to U.S. customers. This increase is primarily due to the Company's new distributor agreements with McKesson General Medical and Caligor for distribution to primary care physicians. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is primarily due to the growing installed base of densitometers in the United States.

      Cost of sales as a percentage of equipment sales averaged approximately 54% in the three month period ended September 30, 1998 compared to 46% in the three month period ended September 30, 1997. The increase is primarily the result of lower gross profit margins on sales of densitometry equipment as a result of competitive pricing pressures and increased sales to the new U.S. distributors which have lower gross profit margins. In addition, overall gross profit margins were lower due to a higher mix of orthopedic imaging equipment which have lower gross profit margins.

      Research and development expenditures increased to $2,047,000 in the three months ended September 30, 1998 from $1,705,000 in the three months ended September 30, 1997. The Company increased research and development expenditures for ultrasound and x-ray densitometry products during the three month period ended September 30, 1998.

      Selling and marketing expenses were $5,693,000 in the three months ended September 30, 1998, compared to $4,625,000 in the three months ended September 30, 1997, representing 25% as a percentage of equipment sales for both periods.

      General and administration expenses increased to $1,094,000 in the three months ended September 30, 1998 from $996,000 in the three months ended September 30, 1997.

      Interest income was $347,000 in the three months ended September 30, 1998, compared to $478,000 in the three months ended September 30, 1997. This decrease is primarily the result of decreases in the amount of investments and in the amount of interest from financed receivables.

      The effective tax rate averaged 29% in the three month period ended September 30, 1998, compared to 33% in the three month period ended
September 30, 1997. The effective tax rate is lower in the three month period ended September 30, 1998 versus the comparable prior year period due to an increased proportion of tax-exempt interest income and a higher benefit of the foreign sales corporation. The rate for the three month period ended September 30, 1998 and September 30, 1997 is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit of the foreign sales corporation offset by the provision for state income taxes.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents increased $577,000 to $5,185,000 in the three months ended September 30, 1998. The Company has a $24,609,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months.

      The Company's trade accounts receivable increased $6,049,000 to $37,451,000 at September 30, 1998 from $31,402,000 at June 30, 1998. The increase in accounts receivable is primarily due to an increase in receivables from Latin American customers and an increase in sales compared to the quarter ended June 30, 1998.

      Inventories increased 11% to $14,733,000 at September 30, 1998 from $13,288,000 at June 30, 1998. The increase in finished goods is attributable to increases in densitometry units and in Artoscan MRI units. The increase in materials and purchased parts is primarily attributable to higher service inventories as a result of higher sales in the United States.

      The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000. The Company began construction of an assembly, warehouse, and office building in October 1998. Total construction costs are projected to be approximately $11,000,000. The Company does not have any other pending material commitments for capital expenditures.

      Management believes the current level of cash and short-term investments is adequate to finance the Company's operations for the foreseeable future.

New Accounting Pronouncements
-----------------------------

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

Year 2000 Compliance
--------------------

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

      It is possible that third parties, such as suppliers and distributors, may have noncompliant computer systems or programs, which may not interface properly with the Company's computer systems or may otherwise result in a disruption of the Company's operations. The Company is requesting assurances from third parties with which it has a material relationship that their computers, systems, and programs be year 2000 compliant.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

      The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only high credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments mature, by policy, in 48 months or less.

      The Company uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks and generally have maturities that do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at September 30, 1998. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                       During fiscal year ended June 30,
                                  --------------------------------------
Maturity Dates                    1999       2000       2001        2002
-----------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate         $5,120,504
 Average taxable interest rate       5.00%
 Variable tax-exempt rate         $64,692
 Average tax-exempt rate             3.33%

Marketable securities
 Fixed tax-exempt rate         $5,655,000  $7,294,400  $7,663,600 $3,245,000
 Average tax-exempt rate             3.93%       4.12%       4.21%      4.17%

Forward contract
 German DM denominated         $1,019,918
 Contracted exchange rate        1.6668:1
 (DM to US$)

                          PART II - OTHER INFORMATION
                       LUNAR CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings

Patent Litigation
-----------------
      On March 5, 1996, the Company and University of Alabama-Birmingham Research Foundation (UAB) (collectively the co-plaintiffs) sued EG&G Astrophysics (EG&G) of Long Beach, California, in the United States District Court for the Western District of Wisconsin for infringement of U.S. Patent 4,626,688 (the '688 Patent) by EG&G's dual-energy baggage scanners. A trial of the matter in December of 1996 concluded with a verdict in favor of the co-plaintiffs. The Company and UAB were awarded $4.2 million in damages, which was divided between the co-plaintiffs after deducting legal expenses. The co-plaintiffs also entered into a Settlement and License Agreement with EG&G whereby EG&G was licensed under the '688 patent and a related U.S. patent. The license agreement provides for payment of royalties to the co-plaintiffs on EG&G's dual-energy baggage scanners manufactured or sold in the United States. The license agreement ends on December 2, 2003.

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

Other Matters
-------------
      The Company is a defendant from time to time in actions arising out of its ordinary business operations. There are no other legal proceedings known to the Company at this time, which it believes, would likely have a material adverse impact on the results of operations or financial condition of the Company. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company.

Item 2.   Changes in Securities

                None

Item 3.   Defaults Upon Senior Securities

                None

Item 4.   Submission of Matters to a Vote of Security Holders

                None.

Item 5.   Other Information

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995
----
      Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, currency exchange risks, competition from existing products and from new products or technologies, and market and general economic factors.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits furnished:



                (10.1) Lunar Corporation Deferred Compensation Plan (10.2) Form of Deferred Compensation Agreement
                (11) Statement Re: Computation of Earnings Per Share (27.1) Financial Data Schedule, September 30, 1998 (27.2) Financial Data Schedule, September 30, 1997

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LUNAR CORPORATION
                                          (Registrant)




Date:  November 11, 1998                  /s/ Richard B. Mazess
------------------------                  -------------------------
                                          Richard B. Mazess
                                          President
                                          (Principal Executive Officer)




Date:  November 11, 1998                  /s/ Robert A. Beckman
------------------------                  -------------------------
                                          Robert A. Beckman
                                          Vice President of Finance
                                          and Treasurer
                                          (Principal Financial and
                                           Accounting Officer)

                      LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

               For the Quarterly Period Ended September 30, 1998

No.    Description
---    -----------
10.1  Lunar Corporation Deferred Compensation Plan

10.2  Form of Deferred Compensation Agreement

11    Statement Regarding Computation of Earnings Per Share

27.1  Financial Data Schedule, September 30, 1998

27.2  Financial Data Schedule, September 30, 1997