Form 10-Q
period 1998-12-31
LUNAR CORP
filed 1999-02-16
CIK 864906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

                                                        Yes /X/   No / /

As of January 31, 1999, 8,605,760 shares of the registrant's Common Stock, $0.01 par value, were outstanding.



                       LUNAR CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q

                For the quarterly period ended December 31, 1998

                               TABLE OF CONTENTS
                                -----------------
PART I - FINANCIAL INFORMATION                                            Page
-------------------------------------------------------------------------------
Item 1.  Financial statements

          Consolidated Balance Sheets
          December 31, 1998, and June 30, 1998. . . . . . . . . . . . . . . . 3

          Consolidated Statements of Income
          Three and Six Months Ended December 31, 1998
          and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1998
          and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . .12

PART II -     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .
 .13

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .14

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .14

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

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------

                                     December 31,      June 30,
                                         1998             1998
                                      (Unaudited)       (Audited)
-------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents           $ 6,945,363      $4,608,427
 Marketable securities                 4,166,757       8,117,655
 Receivables:
  Trade, less allowance for doubtful
    Accounts of $3,414,000 at
    December 31, 1998 and $3,272,000
    at June 30, 1998                  30,735,082      24,285,511
  Short-term financed accounts
    receivable                              3,624,069       2,092,164
  Other                                  556,511         929,179
-------------------------------------------------------------------------------
                                       34,915,662      27,306,854

Inventories                           15,815,489      13,287,887
Deferred Income Taxes                  2,121,000       1,618,000
Other Current Assets                      505,886         350,360
-------------------------------------------------------------------------------
Total Current Assets                   64,470,157      55,289,183
Property, Plant and Equipment--At Cost:
 Buildings and improvements            2,287,356       2,287,356
 Furniture and fixtures                  928,790         876,813
 Machinery and other equipment          8,130,047       6,630,755
-------------------------------------------------------------------------------
                                       11,346,193       9,794,924
Less Accumulated Depreciation and
 Amortization                          5,784,709       5,086,141
-------------------------------------------------------------------------------
                                        5,561,484       4,708,783
Land                                        2,088,118       2,088,118
Construction in progress                      981,587         132,702
-------------------------------------------------------------------------------
                                        8,631,189       6,929,603
-------------------------------------------------------------------------------
Long-term Financed Accounts Receivable 5,632,484       4,095,565
Long-term Marketable Securities       14,535,781      22,783,003
Patents and Other Intangibles, Net of
 Accumulated Amortization of $655,783 at
 December 31, 1998 and $1,512,781 at
 June 30, 1998                                503,417         809,468
Other                                    172,341         208,136
-------------------------------------------------------------------------------
                                      $93,945,369     $90,114,958
===============================================================================
See accompanying notes to consolidated financial statements



LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
                                             December 31,        June 30,
                                                1998               1998
                                             (Unaudited)         (Audited)
-------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                            $ 6,759,126      $ 4,881,399
 Customer advances and deferred income         1,312,216        1,027,872
 Income taxes payable                           3,090,094        3,494,822
 Accrued liabilities:
  Commissions payable                          2,824,273        2,186,040
  Compensation payable                           436,164          413,084
  Property, payroll, and other taxes              279,552          155,683
  Accrued warranty and installation
    expenses                                   2,670,000        2,145,000
  Other                                          353,606          199,324
-------------------------------------------------------------------------------
Total Current Liabilities                     17,725,031       14,503,224

Shareholders' Equity:
 Common stock--authorized 25,000,000
  shares of $.01 par value; issued
  and outstanding 8,604,760 shares
  at December 31, 1998 and
  8,701,210 at June 30, 1998                       86,048           87,012
 Capital in excess of par value               23,528,098       24,936,811
-------------------------------------------------------------------------------
                                              23,614,146       25,023,823

Retained Earnings                              52,458,487       50,568,281
Accumulated Comprehensive Income                  147,705           19,630
-------------------------------------------------------------------------------
                                              76,220,338       75,611,734
-------------------------------------------------------------------------------
                                             $93,945,369      $90,114,958
===============================================================================

See accompanying notes to consolidated financial statements



LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-------------------------------------------------------------------------------
                            Three months ended           Six Months Ended
                        December 31, December 31,   December 31, December 31,
                            1998         1997           1998         1997
-------------------------------------------------------------------------------
Revenues                 $23,410,259  $21,435,498    $46,234,802  $40,098,006
-------------------------------------------------------------------------------
Operating Expenses
 Cost of sales            13,331,918    9,687,592     25,553,844   18,277,669
 Research and development  1,767,573    1,832,397      3,814,193    3,537,696
 Selling and marketing     6,654,667    4,784,158     12,348,074    9,409,004
 General and
   Administrative          1,300,237      956,849      2,394,027    1,952,526
-------------------------------------------------------------------------------
                          23,054,395   17,260,996     44,110,138   33,176,895

-------------------------------------------------------------------------------
Income from Operations       355,864    4,174,502      2,124,664    6,921,111
-------------------------------------------------------------------------------
Other Income (Expense):
 Interest income             346,217      477,404        692,883      955,903
 Settlement of lawsuit           -            -         (579,555)         -
 Other                       289,580     (603,176)       378,214     (839,291)
-------------------------------------------------------------------------------
                             635,797     (125,772)       491,542      116,612
-------------------------------------------------------------------------------
Income Before Income Taxes   991,661    4,048,730      2,616,206    7,037,723
Income Tax Expense           256,000    1,320,000        726,000    2,296,000
-------------------------------------------------------------------------------
Net Income                  $735,661   $2,728,730     $1,890,206   $4,741,723
===============================================================================
Basic Earnings per Share       $0.09        $0.31          $0.22        $0.54
===============================================================================
Diluted Earnings per Share     $0.08        $0.30          $0.21        $0.52
===============================================================================
Weighted Average Number of
 Common Shares             8,604,509    8,759,643      8,631,728    8,737,739
===============================================================================
Weighted Average Number of
 Common and Dilutive Potential
 Common Shares             8,813,397    9,109,849      8,843,154    9,111,073
===============================================================================
See accompanying notes to consolidated financial statements





LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                      Six months ended
                                                 December 31,   December 31,
                                                    1998           1997
-------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $1,890,206     $4,741,723
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                    1,127,845      1,089,283
   Write-off of patents                               159,959            -
   Changes in assets and liabilities:
     Receivables                                   (9,109,932)       221,133
     Inventories                                   (2,527,602)    (3,981,919)
     Other current assets                            (155,526)      (311,899)
     Deferred income taxes                           (503,000)       941,000
     Accounts payable                               1,920,934       (204,854)
     Customer advances and deferred income            284,344        173,194
     Accrued liabilities                            1,464,464        462,946
     Income taxes payable                            (404,728)       309,677
-------------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Operating Activities                              (5,853,036)     3,440,284
-------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Purchases of marketable securities                       -      (14,512,714)
 Sales and maturities of marketable securities     12,069,230      2,095,000
 Additions to property, plant and equipment        (2,400,154)      (628,502)
 Additions to patents and other intangibles           (69,427)       (74,159)
-------------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Investing Activities                               9,599,649    (13,120,375)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options               22,678        380,043
 Income tax benefit from stock option exercises         4,245        659,221
 Repurchase of common stock                        (1,436,600)    (1,078,125)
-------------------------------------------------------------------------------
Net Cash Used in Financing Activities              (1,409,677)       (38,861)
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   2,336,936     (9,718,952)
Cash and Cash Equivalents at Beginning of Period    4,608,427     14,417,155
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $ 6,945,363     $4,698,203
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                $ 1,380,401     $  413,496
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

The consolidated balance sheet as of December 31, 1998, the consolidated statements of income for the three and six months ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) Necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

The results of operations for the three and six months ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

(2) INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-------------------------------------------------------------------------------
                                               December 31,       June 30,
                                                  1998                  1998
                                               (Unaudited)        (Audited)
-------------------------------------------------------------------------------

Finished goods and work in process                  $ 7,820,255      $ 4,682,086
Materials and purchased parts                         7,995,234        8,605,801
                                                -----------      -----------
                                                $15,815,489      $13,287,887
                                                ===========      ===========

(3) SHAREHOLDERS' EQUITY

On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 294,400 shares under this program as of January 31, 1999.


(4) EARNINGS PER SHARE

    The difference between the weighted average number of common shares and the weighted average number of common and dilutive potential common shares is due to the effect of dilutive stock options.

(5) COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                              Three Months Ended        Six Months Ended
                                 December 31,             December 31,
                               1998        1997         1998        1997
                             ----------  ----------   ----------  ----------
Net Income                  $  735,661  $2,728,730   $1,890,206  $4,741,723
Other Comprehensive Income:
  Unrealized adjustment in
   marketable securities             53,157      15,561       84,867      60,566
  Foreign currency translation
   adjustments                        2,785     (17,372)      43,208
(20,984)
                             ----------  ----------   ----------  ----------
Comprehensive income         $  791,603  $2,726,919   $2,018,281  $4,781,305
                             ==========  ==========   ==========  ==========

(6) SETTLEMENT OF LAWSUIT

Expenses were incurred in the three months ended September 30, 1998 associated with the settlement of a lawsuit between the Company and Osteometer Meditech A/S and Rapiscan Security Systems Inc. During the quarter ended September 30, 1998, the Company was able to reasonably estimate the expenses that would be incurred as a result of the settlement of the lawsuit. This amount includes legal expenses, a settlement payment, and a patent write-off.


Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equipment sales and other revenue increased 9% to $23,410,000 in the three months ended December 31, 1998 from $21,435,000 in the three months ended December 31, 1997. For the six months ended December 31, 1998, equipment sales and other revenue increased 15% to $46,235,000 from $40,098,000 in the six months ended December 31, 1997. Sales by product line are summarized as follows:

                                          Revenues by Product
                                             (in thousands)

                             Three Months Ended          Six Months Ended
                         --------------------------  --------------------------
                         December 31,  December 31,  December 31,  December 31,
                            1998          1997          1998          1997
                         ------------  ------------  ------------  ------------
X-ray densitometry         $14,517       $16,253       $29,902       $29,110
Ultrasound densitometry      2,363             1,381         3,778         2,708
Orthopedic Imaging          4,406         2,180         8,486         4,874
Service Revenue             1,745         1,361         3,436         2,768
Other                         379           260           633           638
                         ------------  ------------  ------------  ------------
                           $23,410       $21,435       $46,235       $40,098
                         ============  ============  ============  ============


The decrease in x-ray densitometry sales in the three months ended December 31, 1998 is primarily attributable to a decrease in average selling prices. This decrease is due to competitive pricing pressures and increased sales to distributors in the United States at lower average selling prices than direct sales to end users. The increase in ultrasound densitometry is primarily due to increased sales in the United States. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is attributable to a growing installed base of densitometers in the United States.

Cost of sales as a percentage of equipment sales averaged approximately 57% and 55% in the three and six month periods ended December 31, 1998, respectively, compared to 45% and 46% in the three and six month periods ended December 31, 1997, respectively. The increase in the cost of sales as a percentage of equipment sales is primarily a result of the aforementioned decrease in average selling prices. Gross profit margins were also lower due to a higher mix of orthopedic imaging equipment sales, which carry lower gross profit margins.

Research and development expenditures decreased to $1,768,000 in the three months ended December 31, 1998 from $1,832,000 in the three months ended December 31, 1997, and increased to $3,814,000 in the six months ended December 31, 1998 from $3,538,000 in the six months ended December 31, 1997. The Company increased research and development expenditures for ultrasound and x-ray densitometry products during the three month period ended September 30, 1998.

Selling and marketing expenses were $6,655,000 in the three months ended December 31, 1998, compared to $4,784,000 in the three months ended December 31, 1997, representing an increase to 28% from 22% as a percentage of equipment sales. For the six months ended December 31, 1998, selling and marketing expenses were $12,348,000 compared to $9,409,000 for the six months ended December 31, 1997, representing an increase to 27% from 23% as a percentage of equipment sales. These increases are primarily the result of increased sales and marketing efforts to address the expanding primary care market for densitometry.

General and administration expenses increased to $1,300,000 in the three months ended December 31, 1998 from $957,000 in the three months ended December 31, 1997, and increased to $2,394,000 in the six months ended December 31, 1998 from $1,953,000 in the six months ended December 31, 1997. The increases were primarily attributable to an increase in the number of employees and an increase in property taxes related to the new building under construction.

Interest income was $346,000 and $693,000 in the three and six months ended December 31, 1998, compared to $477,000 and $956,000 in the three and six months ended December 31, 1997. This decrease is primarily the result of decreases in the amount of investments.

The effective tax rate averaged 26% and 28% in the three and six month periods ended December 31, 1998, compared to 33% in the three and six month periods ended December 31, 1997. The effective tax rate is lower in the three and six month periods ended December 31, 1998 versus the comparable prior year period due to an increased proportion of tax-exempt interest income and a higher benefit from the foreign sales corporation. The rate for the three and six month periods ended December 31, 1998 and December 31, 1997 is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit of the foreign sales corporation offset by the provision for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $2,337,000 to $6,945,000 in the six months ended December 31, 1998. The Company has a $18,703,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months.

The Company's trade accounts receivable increased $9,146,000 to $40,548,000 at December 31, 1998 from $31,402,000 at June 30, 1998. The increase in accounts receivable is primarily attributable to higher accounts receivable from financed customers in Latin America as a result of the Company's decision not to sell these receivables, higher accounts receivable from Artoscan MRI customers which generally have longer payment terms.

The Company has approximately $7,475,000 in financed accounts receivable from Brazilian customers as of December 31, 1998. Two finance companies also have recourse against the Company for a maximum of approximately $1,395,000 for financed Brazilian accounts receivable that have been sold. All of the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the Brazilian government allowed its currency, the real, to freely trade against the U.S. dollar. As of early February 1999, this policy change resulted in approximately a 35% devaluation of the real as compared to the U.S. dollar. The Company expects to incur some payment delays from Brazilian customers and possibly lower future sales in Brazil as a result of this devaluation.

Inventories increased 19% to $15,815,000 at December 31, 1998 from $13,288,000 at June 30, 1998. The increase is primarily attributable to an increase in finished goods in Artoscan and densitometry.

The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000. The Company began construction of an assembly, warehouse, and office building in October 1998. Total construction costs are projected to be approximately $10,140,000, of which $981,587 had been paid as of December 31, 1998. The Company does not have any other pending material commitments for capital expenditures.

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

The Company uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks and generally have maturities that do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at December 31, 1998. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                     During fiscal year ended June 30,
                                  ----------------------------------------
Maturity Dates                        1999        2000        2001        2002
-------------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate         $5,925,416
 Average taxable interest rate       4.15%
 Variable tax-exempt rate      $1,019,947
 Average tax-exempt rate             3.14%

Marketable securities
 Fixed tax-exempt rate         $2,905,000  $4,241,900  $7,663,600  $3,245,000
 Average tax-exempt rate             3.99%       4.24%       4.23%       4.19%

Forward contract
 German DM denominated         $1,196,172
 Contracted exchange rate        1.6720:1
 (DM to US$)


    PART II - OTHER INFORMATION
    LUNAR CORPORATION AND SUBSIDIARIES

Item 1.       Legal Proceedings

    PATENT LITIGATION: As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, the Company was co-defendant and counterclaim co-plaintiff with the University of Alabama-Birmingham Research Foundation ("UAB") in two declaratory judgement actions filed in the United States District Court for the Central District of California. Both actions sought a determination of non-infringement and invalidity of U.S. patent number 4,626,688 (the '688 patent). The first declaratory judgement action was filed January 21, 1997 by Rapiscan Security Systems, Inc. ("Rapiscan"). Rapiscan manufactures and sells baggage scanning equipment. The second declaratory judgement action was filed on February 26, 1997 by Osteometer Meditech A/S ("Osteometer"), a competitor of the Company. Osteometer manufactures and sells bone densitometry products. The above-described litigation has now been settled. Under the terms of the Settlement Agreement with Rapiscan, Rapiscan has agreed to a paid up license under the '688 patent and the Company agreed to a payment to settle Rapiscan claims. The balance of the settlement resulted in the Company making a $400,000 payment to Rapiscan. The Settlement Agreement between UAB, the Company and Osteometer provides for Osteometer to make a lump sum payment of $250,000 to the Company and also provides for the payment of future royalties to UAB and the Company on Osteometer's sales of bone densitometry products.

On May 21, 1998 the Company filed suit against IMRO Medical Research Ottawa ("IMRO") for infringement of the Company's Canadian patent number 1,323,090 (the '090 patent). IMRO manufactures and sells ultrasound bone densitometers in Canada and has manufactured ultrasound densitometers for Norland Medical Systems, Inc. for distribution and sales throughout the world. This suit is pending in the Federal Court of Canada-Trial Division.

On June 30, 1998 the Company and Stanford University filed suit against Norland Corporation and its parent company Norland Medical Systems, Inc. in the United States District Court for the Western District of Wisconsin for infringement of U.S. patent number 4,686,695 (the '695 patent). The '695 patent is owned by Stanford University and is licensed to the Company for the field of medical devices. The parties have entered into a Settlement and License Agreement whereby Norland will make payment of royalties to the Company and Stanford University on Norland's axial bone densitometers.

On November 24, 1998 Lunar was issued U.S. patent number 5, 841,832 (the '832 patent). On January 20, 1999 the Company brought suit against EG&G Astrophysics Research Corporation and its parent company EG&G, Inc. (collectively referred to as "EG&G") in the United States District Court for the Western District of Wisconsin for infringement of the '832 patent by EG&G's dual-energy baggage scanners.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on November 20, 1998. The total number of shares of the Company's common stock, $0.1 par value per share, outstanding as of October 9, 1998, the record date of the Annual Meeting, was 8,604,460. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934 and Regulation 14A promulgated thereunder for the Annual Meeting. Two (2) directors, Samuel E. Bradt and Richard B. Mazess, were elected to serve until the 2001 Annual Meeting of Shareholders. The directors were elected by a vote of 7,993,145 votes "FOR" and 19,098 votes "WITHHELD AUTHORITY."

Item 5.  Other Information

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS: Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies and approvals in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, currency exchange risks, competition from existing products and from new products or technologies, the uncertainty of the Company's patent positions and proprietary rights, and market and general economic factors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits furnished:

(27.1)  Financial Data Schedule, December 31, 1998
(27.2)  Financial Data Schedule, December 31, 1997

(b) Reports on Form 8-K

A Form 8-K dated December 16, 1998 was filed on December 23, 1998 under Item 4 of Form 8-K (Changes in Registrant's Certifying Accountant) relating to the change of the Company's independent accountant to Arthur Andersen LLP from KPMG Peat Marwick LLP.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LUNAR CORPORATION
                                                 (Registrant)




Date:  February 12, 1999                         /s/ Richard B. Mazess
                                                 ---------------------
                                                 Richard B. Mazess
                                                 President
                                                 (Principal Executive Officer)




Date: February 12, 1999                          /s/ Robert A. Beckman
                                                 ---------------------
                                                 Robert A. Beckman
                                                 Vice President of Finance
                                                 and Treasurer
                                                 (Principal Financial and
                                                  Accounting Officer)



                       LUNAR CORPORATION AND SUBSIDIARIES

                                 Exhibit Index

               For the Quarterly Period Ended December 31, 1998

No. Description
---- -----------
27.1     Financial Data Schedule, December 31, 1998

27.2     Financial Data Schedule, December 31, 1997