Form 10-Q
period 1999-03-31
LUNAR CORP
filed 1999-05-17
CIK 864906

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
(Mark one)

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999
                                           --------------
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
                                               Yes   X       No
                                                   -----       ----
As of April 30, 1999, 8,595,580 shares of the registrant's Common Stock, $0.01 par value, were outstanding.




                        LUNAR CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For the quarterly period ended March 31, 1999

                                TABLE OF CONTENTS
                                 -----------------

PART I -  FINANCIAL INFORMATION                                 Page
                                                                ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 1999, and June 30, 1998.......................3

          Consolidated Statements of Income
          Three and Nine Months Ended March 31, 1999
          and 1998................................................5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1999
          and 1998................................................6

          Notes to Consolidated Financial Statements..............7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk............................................12

PART II - OTHER INFORMATION......................................13

Item 1.   Legal Proceedings......................................13

Item 2.   Changes in Securities..................................13

Item 3.   Defaults Upon Senior Securities........................13

Item 4.   Submission of Matters to a Vote of Security Holders....13

Item 5.   Other Information......................................13

Item 6.   Exhibits and Reports on Form 8-K.......................14

SIGNATURES.......................................................15

EXHIBIT INDEX....................................................16








PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------
Assets
-------------------------------------------------------------------
                                        March 31,        June 30,
                                          1999             1998
                                       (Unaudited)       (Audited)
-------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents              $ 7,735,173    $ 4,608,427
 Marketable securities                    3,460,286      8,117,655
 Receivables:
  Trade, less allowance for doubtful
   Accounts of $4,383,000 at
   March 31, 1999 and $3,272,000
   At June 30, 1998                      28,826,618     24,285,511
  Short-term financed accounts
   receivable                             4,632,096      2,092,164
  Other                                     309,487        929,179
-------------------------------------------------------------------
                                         33,768,201     27,306,854

Inventories                              14,266,905     13,287,887
Deferred Income Taxes                     2,051,000      1,618,000
Other Current Assets                        414,874        350,360
-------------------------------------------------------------------

Total Current Assets                     61,696,439     55,289,183

Property, Plant and Equipment--At Cost:
 Buildings and improvements               2,287,356      2,287,356
 Furniture and fixtures                     945,927        876,813
 Machinery and other equipment            8,524,512      6,630,755
-------------------------------------------------------------------
                                         11,757,795      9,794,924
Less Accumulated Depreciation and
 Amortization                             6,137,296      5,086,141
-------------------------------------------------------------------
                                          5,620,499      4,708,783
Land                                      2,088,118      2,088,118
Construction in progress                  2,543,792        132,702
-------------------------------------------------------------------
                                         10,252,409      6,929,603

Long-term Financed Accounts Receivable    4,992,543      4,095,565
Long-term Marketable Securities          13,439,198     22,783,003
Patents and Other Intangibles, Net of
 Accumulated Amortization of $711,283 at
 March 31, 1999 and $1,512,781 at
 June 30, 1998                              477,466        809,468
Other                                       169,731        208,136
-------------------------------------------------------------------

                                        $91,027,786    $90,114,958
===================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------
Liabilities and Shareholders' Equity
-------------------------------------------------------------------
                                         March 31,      June 30,
                                           1999           1998
                                        (Unaudited)     (Audited)
-------------------------------------------------------------------
Current Liabilities:
 Accounts payable                       $ 5,392,428    $ 4,881,399
 Customer advances and deferred income    1,444,510      1,027,872
 Income taxes payable                     2,378,050      3,494,822
 Accrued liabilities:
  Commissions payable                     2,640,236      2,186,040
  Compensation payable                      698,051        413,084
  Property, payroll, and other taxes        246,697        155,683
  Accrued warranty and installation
   expenses                               2,638,000      2,145,000
  Other                                     350,502        199,324
-------------------------------------------------------------------

Total Current Liabilities                15,788,474     14,503,224

Shareholders' Equity:
 Common stock--authorized 25,000,000
  shares of $.01 par value; issued and
  outstanding 8,593,405 shares at
  March 31, 1999 and 8,701,210 at
  June 30, 1998                              85,934         87,012
 Capital in excess of par value          23,426,055     24,936,811
-------------------------------------------------------------------
                                         23,511,989     25,023,823

Retained Earnings                        51,633,981     50,568,281
Accumulated Other Comprehensive Income       93,342         19,630
-------------------------------------------------------------------
                                         75,239,312     75,611,734
-------------------------------------------------------------------

                                       $91,027,786    $90,114,958
===================================================================
See accompanying notes to consolidated financial statements















LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-----------------------------------------------------------------------------
                        Three months ended               Nine Months Ended
                     March 31,     March 31,         March 31,    March 31,
                        1999          1998              1999         1998
-----------------------------------------------------------------------------

Revenues              $19,749,021  $17,954,160      $65,983,823  $58,052,169

-----------------------------------------------------------------------------
Operating Expenses
 Cost of sales         11,701,195    9,452,563       37,255,038   27,730,232
 Research and
  development           1,803,950    1,911,251        5,618,143    5,448,947
 Selling and
  marketing             5,687,570    4,662,742       18,035,645   14,071,746
 Provision for loss on
  Brazilian
  receivables           1,000,000            0        1,000,000            0
 General and
  administrative        1,131,034    1,057,552        3,525,061    3,010,078
-----------------------------------------------------------------------------
                       21,323,749   17,084,108       65,433,887   50,261,003
-----------------------------------------------------------------------------
(Loss) Income from
 Operations            (1,574,728)     870,052          549,936    7,791,166
-----------------------------------------------------------------------------
Other Income (Expense):
 Interest income          443,310      400,611        1,136,193    1,356,514
 Settlement of lawsuit          0            0         (579,555)           0
 Other                     (8,088)    (253,310)         370,126   (1,092,601)
-----------------------------------------------------------------------------
                          435,222      147,301          926,764      263,913
-----------------------------------------------------------------------------
(Loss) Income Before
 Income Taxes          (1,139,506)   1,017,353        1,476,700    8,055,079
Income Tax Expense       (315,000)     325,000          411,000    2,621,000
-----------------------------------------------------------------------------

Net (Loss) Income       $(824,506)    $692,353       $1,065,700   $5,434,079
=============================================================================
Basic Earnings
 per Share                 $(0.10)       $0.08            $0.12        $0.62
=============================================================================
Diluted Earnings
 per Share                 $(0.10)       $0.08            $0.12        $0.60
=============================================================================
Weighted Average Number
 Of Common Shares       8,607,330    8,800,035        8,623,714    8,758,201
=============================================================================
Weighted Average
 Number Of Common and
 Dilutive Potential
 Common Shares          8,607,330    9,153,009        8,793,191    9,124,730
=============================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
-----------------------------------------------------------------------------
                                                     Nine months ended
                                                  March 31,      March 31,
                                                    1999           1998
-----------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                        $1,065,700     $5,434,079
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                     1,599,603     1 ,621,492
  Write-off of patents                                159,959            -
  Changes in assets and liabilities:
     Receivables                                   (7,319,920)      (140,610)
     Inventories                                     (979,018)    (3,894,951)
     Other current assets                             (64,514)      (302,962)
     Deferred income taxes                           (433,000)     1,061,000
     Accounts payable                                 524,257        375,720
     Customer advances and deferred income            416,638        312,684
     Accrued liabilities                            1,474,355        118,117
     Income taxes payable                          (1,116,772)       536,738
-----------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Operating Activities                              (4,672,712)     5,121,307
-----------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Purchases of marketable securities                       -      (14,512,714)
 Sales and maturities of marketable securities     13,784,230      4,207,000
 Additions to property, plant and equipment        (4,373,961)    (2,952,592)
 Additions to patents and other intangibles           (98,978)      (138,229)
-----------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Investing Activities                               9,311,291    (13,396,535)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from exercise of stock options               41,187        766,952
 Income tax benefit from stock
  option exercises                                     23,580        885,448
 Repurchase of common stock                        (1,576,600)    (1,078,125)
-----------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Financing Activities                              (1,511,833)       574,275
-----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   3,126,746     (7,700,953)
Cash and Cash Equivalents at
 Beginning of Period                                4,608,427     14,417,155
-----------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period         $7,735,173     $6,716,202
=============================================================================
Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                 $1,679,995     $1,037,000
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

The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three and nine months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

The results of operations for the three and nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

(2) INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:


--------------------------------------------------------------------------
                                              March 31,          June 30,
                                                1999              1998
                                             (Unaudited)        (Audited)
--------------------------------------------------------------------------
Finished goods and work in process           $ 6,455,583       $ 4,682,086
Materials and purchased parts                  7,811,322         8,605,801
                                             -----------       -----------
                                             $14,266,905       $13,287,887
                                             ===========       ===========

(3) SHAREHOLDERS' EQUITY

On April 22, 1997, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 314,400 shares under this program as of April 30, 1999.

(4) EARNINGS PER SHARE

The difference between the weighted average number of common shares and the weighted average number of common and dilutive potential common shares is due to the effect of dilutive stock options.


(5) COMPREHENSIVE INCOME / LOSS

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                              Three Months Ended         Nine Months Ended
                                   March 31,                  March 31,
                               1999         1998         1999         1998
                            ----------   ----------    ----------   ----------
Net Income                  $(824,506)    $692,353     $1,065,700   $5,434,079
Other Comprehensive
Income:
  Unrealized adjustment in
   marketable securities      (24,383)      80,055         60,484      140,621
  Foreign currency
  Translationadjustments      (29,980)     (28,320)        13,228      (49,304)
                            ----------   ----------    ----------   ----------
Comprehensive income        $(878,869)   $ 744,088     $1,139,412   $5,525,396
                            ==========   ==========    ==========   ==========

(6) SETTLEMENT OF LAWSUIT

The Company settled a lawsuit with Osteometer Meditech A/S and Rapiscan Security Systems Inc. during the quarter ended September 30, 1998. The Company incurred expenses of $579,555 in the quarter ended September 30, 1998 comprised of legal expenses, a settlement payment, and a patent write-off related to this settlement.









Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Equipment sales and other revenue increased 10% to $19,749,000 in the three months ended March 31, 1999 from $17,954,000 in the three months ended March 31, 1998. For the nine months ended March 31, 1999, equipment sales and other revenue increased 14% to $65,984,000 from $58,052,000 in the nine months ended March 31, 1998. Sales by product line are summarized as follows:


                                        Revenues by Product
                                          (in thousands)

                           Three Months Ended          Nine Months Ended
                        ------------------------   ------------------------
                         March 31,    March 31,     March 31,    March 31,
                           1999         1998          1999         1998
                        -----------  -----------   -----------  -----------
X-ray densitometry        $12,488      $12,563       $42,390      $41,673
Ultrasound densitometry     2,171          905         5,948        3,613
Orthopedic Imaging          2,716        2,865        11,202        7,739
Service Revenue             1,750        1,382         5,186        4,150
Other                         624          239         1,258          877
                         ----------  -----------   -----------  -----------
                          $19,749      $17,954       $65,984      $58,052
                         ==========  ===========   ===========  ===========

X-ray densitometry sales in the three and nine months ended March 31, 1999 were relatively flat compared to the prior year in spite of an increase in the number of units sold. Average selling prices were lower due to competitive pricing pressures and an increased mix of sales to distributors in the United States at lower average selling prices than direct sales to end users. The increase in ultrasound densitometry revenue is primarily due to increased unit sales in the United States. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is attributable to a growing installed base of densitometers in the United States.

Cost of sales as a percentage of equipment sales averaged approximately 59% and 56% in the three and nine month periods ended March 31, 1999, respectively, compared to 53% and 48% in the three and nine month periods ended March 31, 1998, respectively. These lower margins primarily result from a decrease in average selling prices. Gross profit margins were also lower for the nine months ended March 31, 1999 due to a higher mix of orthopedic imaging equipment sales, which carry lower gross profit margins.

Research and development expenditures decreased to $1,804,000 in the three months ended March 31, 1999 from $1,911,000 in the three months ended March 31, 1998, and increased to $5,618,000 in the nine months ended March 31, 1999 from $5,449,000 in the nine months ended March 31, 1998. These expenses were somewhat lower in the quarter ended March 31, 1999 due to the completion of development work associated with the Prodigy and Achilles Express bone densitometers. The Company expects this trend to continue and plans to spend less on research and development in the next fiscal year.

Selling and marketing expenses were $6,688,000 in the three months ended
March 31, 1999, compared to $4,663,000 in the three months ended March 31, 1998, representing an increase to 34% from 26% as a percentage of equipment sales. For the nine months ended March 31, 1999, selling and marketing expenses were $19,036,000 compared to $14,072,000 for the nine months ended March 31, 1998, representing an increase to 29% from 24% as a percentage of equipment sales. Four key factors account for this increase. First, the Company increased the allowance for doubtful accounts by $1,000,000 in the quarter ended March 31, 1999 in anticipation of possible losses on it's portfolio of Brazilian receivables. Second, the Company increased sales and marketing efforts targeted to primary care physicians to address the expanding market for densitometry in the United States. Third, the Company incurred substantially higher expenses to translate product software and user documentation in order to comply with the new European Medical Device Directive regulations. Fourth, the Company started a direct sales and service subsidiary in France in March, 1998, which resulted in both increased revenues and expenses in that country.

General and administration expenses increased to $1,131,000 in the three months ended March 31, 1999 from $1,058,000 in the three months ended March 31, 1998, and increased to $3,525,000 in the nine months ended March 31, 1999 from $3,010,000 in the nine months ended March 31, 1998. The increases were primarily attributable to an increase in the number of employees and an increase in property taxes related to the Company's assembly, warehouse and office building under construction.

Interest income was $443,000 and $1,136,000 in the three and nine months ended March 31, 1999, compared to $401,000 and $1,357,000 in the three and nine months ended March 31, 1998. The increase in the three month period is due to an increase in the amount of interest from financed receivables offset by a decrease in interest from investments. The decrease in the nine month period is primarily the result of decreases in the amount of investments.

The effective tax rate averaged 28% in the three and nine month periods ended March 31, 1999, compared to 32% and 33% in the three and nine month periods ended March 31, 1998. The effective tax rate is lower in the three and nine month periods ended March 31, 1999 versus the comparable prior year period due to an increased proportion of tax-exempt interest income and a higher benefit from the foreign sales corporation. The rate for the three and nine month periods ended March 31, 1999 and March 31, 1998 is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit of the foreign sales corporation offset by the provision for state income taxes.

Liquidity and Capital Resources
-------------------------------
Cash and cash equivalents increased $3,127,000 to $7,735,000 in the nine months ended March 31, 1999. The increase resulted primarily from the sale or maturity of approximately $13,784,000 of marketable securities offset by an increase in accounts receivable of approximately $7,320,000 and additions to property plant and equipment of approximately $4,374,000. The Company has a $16,899,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months.

The Company's trade accounts receivable increased $7,359,000 to $38,761,000 at March 31, 1999 from $31,402,000 at June 30, 1998. This increase is primarily attributable to higher accounts receivable from financed customers in Latin America as a result of additional financed sales in Brazil and payment delays by Brazilian customers related to the recent currency devaluation.

The Company has approximately $8,201,000 in financed accounts receivable from Brazilian customers as of March 31, 1999. Two finance companies also have recourse against the Company for a maximum of approximately $1,395,000 for financed Brazilian accounts receivable that have been sold. All of the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the Brazilian government allowed its currency, the real, to freely trade against the U.S. dollar. As of May 1999, this policy change resulted in approximately a 36% devaluation of the real as compared to the U.S. dollar. The Company has incurred some payment delays from Brazilian customers and lower sales in Brazil as a result of this devaluation. The Company is attempting to renegotiate longer payment terms for these Brazilian accounts receivable.

Inventories increased 7% to $14,267,000 at March 31, 1999 from $13,288,000 at June 30, 1998. This increase is primarily attributable to an increase in finished goods in Artoscan and densitometry.

The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000 and began construction of an assembly, warehouse, and office building in October 1998. The Company projects total construction costs will be approximately $10,750,000, of which $2,543,792 had been paid as of March 31, 1999. The Company does not have any other pending material commitments for capital expenditures. The Company has received a commitment from the State of Wisconsin Investment Board to provide a 20 year term loan for up to $10,000,000 of the final building cost. The interest rate will be fixed at the time the loan proceeds are paid.

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

The Company has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. During fiscal 1998, the Company replaced its manufacturing and financial accounting software package at a cost of approximately $230,000. This new software package will be year 2000 compliant. The Company does not expect to incur significant additional costs to complete its year 2000 compliance program.

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

The Company uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks, French Francs and Belgium Francs and generally have maturities that do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at March 31, 1999. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                      During fiscal year ended June 30,
-----------------------------------------------------------------------------
Maturity Dates                        1999       2000         2001        2002
-----------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate         $6,708,104
 Average taxable interest rate       4.15%
 Variable tax-exempt rate      $1,027,069
 Average tax-exempt rate             2.79%

Marketable securities
 Fixed tax-exempt rate         $1,190,000  $4,241,900  $7,663,600  $3,245,000
 Average tax-exempt rate             3.94%       4.24%       4.23%       4.19%

Forward contract
 German DM denominated           $827,221
 Contracted exchange rate        1.8133:1
 (DM to US$)

French Franc denominated       $3,006,901
 Contracted exchange rate         6.086:1
 (FF to US$)

Belgium Franc denominated        $426,212
 Contracted exchange rate         37.54:1
 (BF to US$)



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

           On November 24, 1998 Lunar was issued U.S. patent number 5,841,832 (the '832 patent). On January 20, 1999 the Company brought suit against EG&G Astrophysics Research Corporation and its parent company EG&G, Inc. (collectively referred to as "EG&G") in the United States District Court for the Western District of Wisconsin for infringement of the '832 patent by EG&G's dual- energy baggage scanners.

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

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits furnished:

                (27.1)  Financial Data Schedule, March 31, 1999
                (27.2)  Financial Data Schedule, March 31, 1998

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.







                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LUNAR CORPORATION
                                               (Registrant)




Date:  May 14, 1999                            /s/ Richard B. Mazess
-------------------                            ------------------------------
                                               Richard B. Mazess
                                               President
                                               (Principal Executive Officer)




Date: May 14, 1999                             /s/ Robert A. Beckman
------------------                             ------------------------------
                                               Robert A. Beckman
                                               Vice President of Finance
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)



              LUNAR CORPORATION AND SUBSIDIARIES

                         Exhibit Index

          For the Quarterly Period Ended March 31, 1999

No. Description
---  -----------
27.1     Financial Data Schedule, March 31, 1999

27.2     Financial Data Schedule, March 31, 1998