Form 10-K
period 1999-06-30
LUNAR CORP
filed 1999-09-27
CIK 864906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ----------------------------------
                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 For the fiscal year ended June 30, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the Transition Period from __________ to __________

                          Commission file number 0-18643
                                Lunar Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1200501
-------------------------------                        ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

   313 West Beltline Highway
      Madison, Wisconsin                                      53713
-------------------------------                        ------------------
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

Yes  /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 23, 1999, there were issued and outstanding 8,598,580 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $39,985,452 as of September 23, 1999 assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lunar Corporation Proxy Statement for its 1999 Shareholders
Meeting to be held on November 19, 1999 (Part III)


                              LUNAR CORPORATION

                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K
                        For Year Ended June 30, 1999

                                                                         Page
PART I                                                                   ----
Item 1          Business . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2          Properties . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3          Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  9
Item 4          Submission of Matters to a Vote of Security Holders. . . .  9

PART II
Item 5          Market for Registrant's Common Equity and
                Related Stockholder Matters. . . . . . . . . . . . . . . . 10
Item 6          Selected Financial Data. . . . . . . . . . . . . . . . . . 10
Item 7          Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . 12
Item 7A         Quantitative and Qualitative Disclosures about Market Risk 16
Item 8          Financial Statements and Supplementary Data. . . . . . . . 17
Item 9          Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . . . . . . . 33
Part III
Item 10         Directors and Executive Officers
                of the Registrant. . . . . . . . . . . . . . . . . . . . . 33
Item 11         Executive Compensation . . . . . . . . . . . . . . . . . . 35
Item 12         Security Ownership of Certain
                Beneficial Owners and Management . . . . . . . . . . . . . 35
Item 13         Certain Relationships and Related Transactions . . . . . . 35

Part IV
Item 14         Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 35

Index to Consolidated Financial Statements and
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . 36

Report of Independent Public Accountants
  on Financial Statement Schedule
     Arthur Andersen LLP . . . . . . . . . . . . . . . . . . . . . . . . . 31
     KPMG LLP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Schedule II - Valuation and Qualifying Accounts
  for each of the years ended June 30, 1999,
  1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40



                                    PART I

ITEM 1.  BUSINESS


INTRODUCTION

      Lunar Corporation develops and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Lunar also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. Except as the context otherwise requires, as used herein the terms "Lunar" And the "Company" mean Lunar Corporation, its wholly owned subsidiaries Lunar GmbH, Lunar Europe, N.V., Lunar France, Lunar FSC, Inc., Lunar Finance Corporation, Lunar Funding Corporation, and Lunar Capital Corporation.


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

     An estimated 1.3 million osteoporosis-related fractures occur each year in the United States. A Mayo Clinic study estimated the annual direct costs of osteoporosis-related fractures in the United States in 1995 to be $13.8 billion. Without effective diagnosis and treatment, the medical and social consequences of such fractures will worsen as the population ages.
Osteoporosis related fractures are reduced if individuals at the greatest risk are diagnosed and treated in the early stages.

     DIAGNOSIS AND MONITORING. Most people are not diagnosed in time for effective therapy since there are no obvious symptoms of osteoporosis in the early stages. Often the first symptom is a debilitating fracture. Studies show that bone mineral density is correlated highly with bone strength. Since bone strength is a determinant of an individual's susceptibility to fracture (along with the likelihood of sustaining sufficient trauma), bone mineral density indicates fracture risk. Bone mineral density can be measured with accuracy (referring to how well the scanners measure the actual bone density) and precision (referring to whether the scanners yield the same result upon multiple scans of the same bone) using dual-photon absorptiometry ("DPA") or dual-energy x-ray absorptiometry ("DEXA") techniques. DPA scanners employ a radioactive source; DEXA scanners generate radiation using a conventional x-ray tube. DEXA scanners are accurate, have a low precision error, are safe because they emit low radiation, have scanning times of approximately 5 minutes, and have a low operating cost.

     Ultrasound technology has also been developed to measure the bone density of certain peripheral sites such as the heel. Ultrasound bone densitometers are less expensive than DEXA bone densitometers, and since they use nonionizing radiation, ultrasound bone densitometers encounter fewer regulatory and licensing requirements as compared to DEXA bone densitometers.

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

     In the United States, Medicare pays an average of $131 for axial DEXA tests, and approximately $40 for peripheral DEXA or ultrasound tests. While many private insurance carriers currently provide reimbursement for bone mass measurement, a significant number do not.

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

     A bisphosphonate (Fosamax, developed by Merck & Co.) was approved in October 1995 for marketing and sale in the United States for the treatment of osteoporosis. Studies have shown that bisphosphonates appear to inhibit bone resorption without interrupting normal bone formation, thereby increasing bone mass and reducing vertebral fractures. Several other pharmaceutical companies are developing bisphosphonates to treat osteoporosis and expect to market these products within the next few years.

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


THE COMPANY'S PRODUCTS

     X-RAY DENSITOMETRY SYSTEMS. Lunar introduced its first x-ray system, the DPX, in 1988. Since that time, the Company has developed numerous enhancements and instrument sizes available within this product line. Some of the more popular models are described below.

Lunar introduced the PRODIGY, a fan-beam densitometer, in December 1998.
The PRODIGY uses a highly efficient detector to provide rapid throughput, superb image quality, excellent precision and signifiacantly lower radiation dose than competitive fan beam systems. The PRODIGY is priced between the DPX-IQ and the EXPERT, and is targeted to radiologists, gynecologists, rheumatologists, endocrinologists and orthopedists.

     Lunar introduced the DPX-IQ in 1996. The DPX-IQ includes a broad range of clinical applications, including software for the analysis of the spine, femur, hand, and total body bone density and soft-tissue composition. The DPX-IQ is available in a full-size model for complete clinical utility, and a compact model, which requires less space, but cannot perform total body measurements. Primary customers include radiologists, gynecologists, rheumatologists, endocrinologists and orthopedists.

     The EXPERT is a high-end imaging fan-beam bone densitometer. The imaging capability of the EXPERT allows determinations of the entire lateral spine to be achieved in less than a minute. Morphometry of individual vertebra can be readily done with standardized, semiautomated algorithms. EXPERT morphometry, compared to conventional radiographs, provides uniformity in geometry; there is no distortion along the axis of the spine, leading to exact values for vertebral height. The EXPERT is sold primarily to research institutions and high-end imaging centers.

     Lunar introduced the PIXI in 1997. The PIXI is a peripheral x-ray bone densitometer, which utilizes cone-beam geometry to produce high resolution imaging of both the heel and forearm in 5 seconds. While the forearm is an adequate site to assess bone loss due to hyperparathyroidism, it is only a modest predictor of future fractures and a poor site to monitor therapeutic response. In contrast, the heel, as a weight-bearing site with metabolically active bone, has been shown to be both: (1) a good predictor of hip fractures, and (2) responsive to anti-resorptive therapies, much like the spine. Lunar sells the PIXI to medical specialists such as gynecologists, and other primary care physicians.

     ULTRASOUND DENSITOMETRY SYSTEMS. Lunar introduced the first Achilles ultrasound densitometer in 1991. The Achilles series of products were the first to measure bone using both speed of sound and broadband ultrasound attenuation. Lunar introduced the Achilles+ in 1995, featuring increased ease of operation and reduced patient measurement time. In September 1997, Lunar introduced the Achilles+ Solo, with further improved scan times (40 seconds per measurement) and an internal computer. Lunar introduced the Achilles Express in April 1999. The Achilles Express also operates with an internal computer, but differs from previous models in that the heated water bath is replaced by heated water contained within two compliant membranes. These modifications allow for a smaller, more portable and more user friendly ultrasonometer. The Achilles products are sold to endocrinologists, obstetricians, gynecologists, and family practitioners.

     ORTHOPEDIC IMAGING SYSTEMS - MAGNETIC RESONANCE IMAGING SYSTEM. In September 1993, the Company signed an exclusive distributor agreement with ESAOTE Biomedica Spa, a medical device manufacturer based in Italy, to distribute the Artoscan dedicated MRI system in the United States. In June 1999, the Company signed a non-exclusive distributor agreement with ESAOTE Biomedica Spa to distribute the E-Scan dedicated MRI system in the United States. These specialized MRI systems are suitable for imaging extremities such as knees, wrists, ankles, and, in the case of the E-Scan, shoulders. The Company sells these devices for less than $450,000, which is significantly below competitive whole body MRI systems. This lower price, coupled with lower installation and siting costs, makes these MRI systems attractive to radiologists, orthopedists, sports medicine specialists, and other MRI users. Under the agreement with ESAOTE Biomedica, Lunar is required to meet certain minimum annual purchase commitments. The distribution agreements with ESAOTE expire on December 31, 2003. There can be no assurance that the agreement will be renewed on terms satisfactory to the Company.

     FLUOROSCOPIC C-ARM. The Company introduced ORCA, a fluoroscopic C-arm for extremity imaging, in 1996. ORCA utilizes digital imaging capabilities coupled with proprietary processing techniques to produce distortion-free images, particularly of bone. ORCA is designed for the orthopedic surgery market.


CUSTOMERS, SALES, AND MARKETING

     Lunar's products are sold to hospitals, clinics and pharmaceutical companies active in the field of bone mineral metabolism. Specialists such as radiologists, rheumatologists, endocrinologists and orthopedic surgeons typically make the purchase decisions. Recently demand from primary care physicians such as gynecologists and family practitioners has increased.

Lunar markets and sells its products in the United States through a 30-person direct sales force and two independent distribution companies. The Company entered into distribution agreements in 1998 with Caligor (a division of Henry Schein Medical) and McKesson HBOC. Both companies have a presence in the primary care and gynecology markets with a combined sales force of over 700 representatives.

Lunar markets and sells its products outside of the United States primarily through independent distributors, all of whom offer sales and technical support. Employees of these distributors have undergone product and technical training related to the Company's systems. The Company's wholly owned German, French, and Belgian subsidiaries provide direct sales and service support to German, French, and Belgian customers. The Company also maintains offices in Brussels, Belgium, and Sydney, Australia, to support its distributors with marketing, sales support, and service.

     Lunar markets and sells the MRI scanners through a 6-person direct sales force and the fluoroscopic C-arm is sold through various radiological and orthopedic surgery equipment dealers.

     Lunar markets its products by advertising in medical journals, direct mailings of brochures, attendance at medical seminars and trade shows, and personal visits by sales representatives with customers. Lunar products carry a one-year warranty. Extended service contracts are also available.

     For the years ended June 30, 1999, 1998, and 1997, approximately 30%, 36%, and 37% of sales, respectively, were to customers located in foreign countries. No individual end user accounted for more than 2% of Lunar's sales for the fiscal year ended June 30, 1999, 1998 and 1997.

Substantially all of the Company's June 30, 1999 backlog was deliverable within 120 days. Orders included in backlog may generally be canceled or rescheduled by customers, without significant penalty, and therefore cannot be considered firm. Also, the Company's revenues tend to be somewhat seasonal, generally being lower in the first fiscal quarter due primarily to lower activity in Europe and North America.


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

     Although the Company believes patents are not critical in protecting its competitive advantage in bone densitometry, it has obtained a number of United States patents relating to its technology. The Company owns a number of issued United States and foreign patents and patent applications related to various aspects of x-ray and ultrasound bone densitometry. The Company continues to file United States and foreign patent applications covering its developments in the bone densitometry and imaging technologies. In addition to patents and patent applications concerning technology developed by the Company, the Company has licensed patented technology developed at various universities.

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

     To date, the market for bone densitometer systems has been characterized by companies such as Lunar which specialize in instruments for bone density measurement. Hologic, Inc., based in Massachusetts, and Norland Medical Systems, Inc., based in White Plains, New York, sell bone densitometer scanners which compete directly with the Prodigy, DPX series and the EXPERT. In 1997, Schick Technologies, Inc., based in Long Island City, New York, introduced a low-cost x-ray based peripheral bone densitometer which competes with the Company's peripheral bone densitometers. Two Japanese companies, an Italian company and a French company are developing or have introduced x-ray bone densitometers in their respective countries. Lunar expects additional competitors to enter the bone densitometry market, both in the United States and foreign countries. Competition has intensified as new models have been introduced by competitors.

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

     The primary competitors to the ORCA C-arm include OEC Medical Systems, Inc., Fluoroscan (a subsidiary of Hologic), and Xitec. Siemens sells an extremity MRI device competitive to the E-Scan.


REGULATION

     The Company's products and manufacturing systems are subject to regulation by the FDA and by many foreign governments. Under the United States Food, Drug, and Cosmetic Act ("FDA Act"), manufacturers of medical devices must comply with certain regulations governing the manufacturing, testing, packaging, and marketing of medical devices. The Company's x-ray bone densitometry products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing, and product labeling requirements for devices using radiation, such as x-rays. Lunar believes it is in compliance in all material respects with these various laws and regulations.

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

     The following table summarizes FDA Section 510(k) clearances and Pre-Market Approvals received by Lunar during the last 10 years:

     510(k)Clearances
     DPX Bone Densitometer                         June 1988
     DPX Total Body Software                       June 1989
     DPX Population Reference Data                 April 1990
     DPX-L/DPX-alpha Bone Densitometers            December 1990
     Lateral Spine Software                        August 1991
     DPX Forearm Software                          February 1992
     DPX Orthopedics Software                      February 1992
     EXPERT Bone Densitometer                      April 1995
     EXPERT Morphometry Software                   April 1995
     Morphometry Software                          May 1995
     DPX Tissue Quantitation Software              October 1995
     DPX Hand Software                             October 1995
     ORCA Orthopedic C-arm                         May 1996
     EXPERT Morphometry Reference Value Software   July 1996
     EXPERT Forearm and Hand Software              November 1996
     EXPERT Total Body Software                    April 1997
     DPX Expanded Reference Value Software         April 1997
     PIXI Densitometer                             April 1997
     PIXI Reference Data                           August 1997
     Prodigy Bone Densitometer                     August 1998
     Prodigy Total Body Software                   December 1998

     Pre-Market Approvals
     Achilles+ Ultrasonometer                      June 1998
     Achiles Express Ultrasonometer                April 1999

     LUNAR believes new products being developed in the x-ray densitometry and imaging product lines will be eligible for a Section 510(k) marketing clearance.

     As a manufacturer of medical devices, Lunar is subject to certain FDA regulations which relate to its processes for product design, development, manufacturing, selling and service as well as its facilities. These process and facility requirements are subject to continuing review by the FDA, and as such, the Company's quality management system has been established to meet these FDA requirements. Lunar has had several FDA on-site inspections and has complied with FDA regulations.

     The Company's quality management system is also certified as meeting the internationally recognized ISO 9001 standard as well as the specific requirements of the European Medical Devices Directive. The Company is subject to routine follow-up inspections by independent quality system auditors. Lunar has complied with these quality system requirements.


     Export clearance for the Company's products varies by country. Generally if FDA 510(k) or premarket approval is received in the United States, there are no other export clearances required. However, the Company's product line may be subject to approval by certain foreign regulatory and safety agencies as well. An increasing number of countries are implementing regulations requiring their own pre-market review of new medical devices prior to the Company exporting newly introduced devices to that country. Other countries require only that the Company comply with product safety and ISO 9001 quality system standards. Lunar believes it is currently in compliance with all regulations in foreign countries applicable to its business.

     Most states and certain foreign countries monitor and require licensing of x-ray devices such as bone densitometers and fluoroscopic devices either by the user or by the manufacturer. Lunar believes that it is currently in compliance with relevant registration and/or licensing requirements for x-ray devices.

     Federal, state, and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. Lunar cannot predict what impact, if any, such changes might have on its business.

     Lunar is also subject to regulation by the Nuclear Regulatory Commission ("NRC") as a result of its storage and handling of radioactive materials used in the design and development of its medical devices. Lunar holds a license from the NRC which regulates the type, amount, form, storage, use, disposal, and handling of such radioactive materials. Licenses from the NRC must be renewed every five years. Lunar has in place a Radiation Safety Program, and it has recently been inspected by the NRC and complies with the relevant regulations.

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


RESEARCH AND DEVELOPMENT

     As of June 30, 1999, the Company had 52 employees engaged in research and development. During fiscal 1999, 1998, and 1997, Lunar's research and development expenses were $7.1 million, $7.6 million, and $5.9 million, respectively.


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


EMPLOYEES

     As of June 30, 1999, Lunar had 317 full-time employees, including 63 in manufacturing operations; 52 in research and development; 171 in marketing, sales support, and service; and 31 in finance and administration. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.


GLOSSARY OF DEFINED TERMS

DEXA - dual-energy x-ray absorptiometry
DPA - dual-photon absorptiometry
ERT - estrogen replacement therapies
FDA - Food and Drug Administration
FDA Act - United States Food, Drug, and Cosmetic Act
HCFA - Health Care Finance Administration
Hologic - Hologic, Inc.
MRI - magnetic resonance imaging
NRC - Nuclear Regulatory Commission


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to the historical information presented in this annual report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange risks, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the cost and availability of raw materials, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

     The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000 and began construction of an assembly, warehouse and office building in October 1998. The Company projects total construction costs will be approximately $10,750,000 of which $6,787,950 had been paid as of June 30, 1999. The Company moved its assembly operations and warehouse to the new building in July 1999. The Company will move its office personnel to the new building in October 1999.



ITEM 3.  LEGAL PROCEEDINGS

     PATENT LITIGATION: On May 21, 1998 the Company filed suit against International Medical Research Ottawa (IMRO) for infringement of the Company's Canadian Patent 1,323,090 (the '090 Patent). IMRO manufactures and sells ultrasound bone densitometers in Canada and has manufactured ultrasound densitometers for Norland Medical Systems, Inc. for distribution and sale throughout the world. This suit is pending in the Federal Court of Canada-Trial Division. On September 10, 1999, the parties reached an agreement in principle to resolve this litigation. Under the terms of the agreement, IMRO will terminate its operations in Canada within three months and pay the Company a royalty for each system manufactured or sold during that period.

     On November 24, 1998 the Company was issued U.S. patent number 5,841,832 (the `832 patent). On January 20, 1999 the Company brought suit against EG&G Astrophysics Research Corporation and its parent company EG&G, Inc. (collectively referred to as "EG&G") in the United States District Court for the Western District of Wisconsin for infringement of the `832 patent by EG&G's dual-energy baggage scanners. The parties have reached an agreement in principle to resolve this litigation. Under the terms of the agreement, EG&G will pay a future royalty to the Company for all sales of products that utilize the technology claimed in the `832 patent.

     OTHER MATTERS: The Company is a defendant from time to time in actions arising out of its ordinary business operations. There are no other legal proceedings known to the Company at this time which it believes would likely have a material adverse impact on the results of operations, financial condition or cash flows of the Company. To the Company's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Company (or any associate of the foregoing persons) is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.



                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The following table sets forth high and low sales prices as reported on the National Market System of The Nasdaq Stock Market for fiscal years 1999 and 1998.

                               First     Second     Third      Fourth
                              Quarter    Quarter    Quarter    Quarter
                              -------    -------    -------    -------
         1999
         ----
         High                  $18.00     $11.81     $10.75    $ 8.44
         Low                   $10.69     $ 9.25     $ 6.38    $ 5.38

         1998
         ----
         High                  $24.50     $22.88     $24.50    $20.00
         Low                   $19.00     $18.50     $19.75    $16.25

     On September 23, 1999, the Company's common stock was held by approximately 3,500 stockholders of record or through nominee or street name accounts with brokers.

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


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended June 30, 1999 have been derived from the audited consolidated financial statements of LUNAR. The consolidated financial statements for the fiscal years ended June 30, 1995 through 1998 have been audited by KPMG LLP, independent auditors. The financial statements for fiscal year ended June 30, 1999 have been audited by Arthur Anderson LLP, independent auditors. References to a year are to Lunar's fiscal year ended June 30, unless otherwise designated.


     The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                         STATEMENTS OF INCOME DATA
                   (in thousands, except per-share data)
                                                Year Ended June 30,
                                     1999    1998     1997     1996     1995
                                   ------------------------------------------
REVENUES
Equipment sales and other revenue   $88,062 $79,177  $80,891  $66,426 $44,349

OPERATING EXPENSES
Cost of sales                        50,562  38,020   35,242   29,739  18,583
Research and development              7,100   7,577    5,922    5,812   4,495
Sales and marketing                  24,394  19,995   17,697   14,729  10,057
General and administrative            4,655   4,097    4,051    4,311   4,002
-----------------------------------------------------------------------------
                                     86,711  69,689   62,912   54,591  37,137
-----------------------------------------------------------------------------
Income from operations                1,351   9,488   17,979   11,835   7,212

OTHER  INCOME  (EXPENSE)
Interest income                       1,600   1,813    1,533    1,549   1,312
Settlement of lawsuit                  (580)    -      1,829      -       -
Other                                   660  (1,115)     186     (238)    328
-----------------------------------------------------------------------------
                                      1,680     698    3,548    1,311   1,640
-----------------------------------------------------------------------------
Income before income taxes            3,031  10,186   21,527   13,146   8,852

Income tax expense                      676   3,324    7,241    3,910   2,151
-----------------------------------------------------------------------------
NET INCOME                           $2,355  $6,862  $14,286   $9,236  $6,701
=============================================================================

Basic Earnings Per Share               $.27   $0.78    $1.66    $1.13   $0.85
=============================================================================

Diluted Earnings Per Share             $.27   $0.75    $1.57    $1.04   $0.76
=============================================================================

Weighted average number of
 common shares                        8,617   8,774    8,615    8,195   7,905
=============================================================================

Weighted average number of common and
 dilutive potential common shares     8,779   9,112    9,106    8,908   8,824
=============================================================================


                               BALANCE SHEET DATA
                                 (in thousands)
                                                  As of June 30,
                             1999       1998       1997       1996       1995
                           --------------------------------------------------
Working capital            $44,810    $40,606    $45,535    $38,987   $33,140
Total assets               $96,164    $90,060    $83,269    $62,860   $56,700
Long-term liabilities          -          -          -          -          -
Shareholders' equity       $76,345    $75,557    $70,229    $52,393   $48,096



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  STATEMENTS  OF  INCOME  (percent of sales)


                                                      Year Ended June 30,
                                                      1999   1998   1997
                                                      ----   ----   ----
REVENUES                                              100%   100%   100%

OPERATING  EXPENSES
   Cost of sales                                       57     48     44
   Research and development                             8     10      7
   Sales and marketing                                 28     25     22
   General and administrative                           5      5      5
-----------------------------------------------------------------------------
                                                       98     88     78
-----------------------------------------------------------------------------
   Income from operations                               2     12     22

OTHER  INCOME  (EXPENSE)
   Interest income                                      2      2      2
   Other, net                                           -     (1)     3
-----------------------------------------------------------------------------
                                                        2      1      5
-----------------------------------------------------------------------------
   Income before income taxes                           4     13     27
   Income tax expense                                   1      4      9
-----------------------------------------------------------------------------
NET  INCOME                                             3%     9%    18%
=============================================================================




   YEAR ENDED JUNE 30, 1999 VERSUS 1998 - Equipment sales and other revenue increased 11% to $88,062,000 in fiscal 1999, from $79,177,000 in fiscal 1998. Sales by product line are summarized as follows:

                                          Revenues by Product
                                             (in thousands)

                                       Fiscal Year     Fiscal Year
                                          1999            1998
                                       -----------     -----------
          X-ray densitometry             $55,533         $56,611
          Ultrasound densitometry          8,551           4,118
          Orthopedic imaging              15,543          12,223
          Service                          6,790           5,193
          Other                            1,645           1,032
                                       -----------     -----------
                                         $88,062         $79,177
                                       ===========     ===========

     X-ray densitometry sales in fiscal year 1999 were relatively flat compared to the prior year in spite of an increase in the number of units sold. Average selling prices were lower due to competitive pricing pressures and an increased mix of sales to distributors in the United States at lower average selling prices than direct sales to end users. The increase in ultrasound densitometry revenue is primarily due to increased unit sales in the United States. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to the introduction of the E-SCAN and increased unit sales of the ORCA mini C-arm. The increase in service revenue is attributable to a growing installed base of densitometers in the United States.

     Cost of sales as a percentage of equipment sales averaged 57% in fiscal 1999 compared to 48% in fiscal 1998. These lower margins primarily result from a decrease in average selling prices. Gross profit margins were also lower in fiscal year 1999 due to a higher mix of orthopedic imaging equipment which have lower gross profit margins.

     Research and development expenditures decreased to $7,100,000 in fiscal 1999 compared to $7,577,000 in fiscal 1998. These expenses were lower in fiscal year 1999 due to the completion of development work associated with the Prodigy and Achilles Express bone densitometers. The Company expects this trend to continue and plans to spend less on research and development in the next fiscal year.

     Sales and marketing expenses increased 22% to $24,394,000 (28% of product sales) in fiscal 1999 from $19,995,000 (25% of product sales) in fiscal 1998. Four key factors account for this increase. First, the Company increased the allowance for doubtful accounts by $1,000,000 in the quarter ended March 31, 1999 in anticipation of possible losses on it's portfolio of Brazilian receivables. Second, the Company increased sales and marketing efforts targeted to primary care physicians to address the expanding market for densitometry in the United States. Third, the Company incurred substantially higher expenses to translate product software and user documentation in order to comply with the new European Medical Device Directive regulations. Fourth, the Company started a direct sales and service subsidiary in France in March, 1998, which resulted in both increased revenues and expenses in that country.


     General and administrative expenses increased to $4,655,000 in fiscal 1999 from $4,097,000 in fiscal 1998. The increase is primarily attributable to an increase in the number of employees and an increase in property taxes related to the Company's assembly, warehouse and office building under construction.

     Interest income of $1,600,000 in fiscal 1999 compared to interest income of $1,813,000 in fiscal 1998. This decrease is primarily the result of decreases in the amount of investments partially offset by an increase in the amount of interest from financed receivables.

     The Company settled a lawsuit with Osteometer Meditech A/S and Rapiscan Security Systems Inc. during the quarter ended September 30, 1998. As a result of the settlement, the Company incurred expenses of approximately $580,000 in that quarter comprised of legal expenses, a settlement payment, and a patent write-off related to this settlement. Other income included royalty income, income from the sale of Bona Fide Ltd., and foreign currency gains.

     The effective tax rate averaged 22% in fiscal 1999 and 33% in fiscal 1998. The Company's effective rate is lower in fiscal year 1999 than in fiscal year 1998 due to an increased proportion of tax-exempt interest income and a higher benefit from the foreign sales corporation. The rate for both years is below the 34% federal statutory rate as a result of tax-exempt interest income and the benefit from the foreign sales corporation offset by the provision for state income taxes.


YEAR ENDED JUNE 30, 1998 VERSUS 1997 - Equipment sales and other revenue decreased 2% to $79,177,000 in fiscal year 1998, from $80,891,000 in fiscal year 1997. Sales by product line are summarized as follows:

                                           Revenues by Product
                                            (in thousands)
                                    Fiscal Year  Fiscal Year
                                          1998            1997
                                      -----------     -----------

X-ray densitometry                 $56,611          $61,827
Ultrasound densitometry                   4,118            5,528
Orthopedic Imaging                  12,223            9,121
Service                                5,193               3,546
Other                                        1,032             869
                                       -----------    -----------
                                        $79,177         $80,891
                                       ===========    ===========


     The Company's sales of bone densitometers in the United States have been negatively impacted by a shift away from traditional hospital buyers toward physician clinical practices, which tend to favor the lowest priced densitometers. In fiscal year 1998, the Company announced two new distributor agreements to better address this market segment. Bone densitometry sales were also negatively affected by the economic problems in Asian markets. The increase in Orthopedic Imaging sales for fiscal year 1998 is primarily due to increased unit sales of the Artoscan dedicated MRI system. The increase in service revenue is primarily due to the growing installed base of densitometers in the United States.

Cost of sales as a percentage of equipment sales averaged 48% in the year ended June 30, 1998 compared to 44% in the year ended June 30, 1997. The increase is primarily the result of lower gross profit margins on sales of densitometry equipment as a result of competitive pricing pressures and a higher mix of orthopedic imaging equipment which have lower gross profit margins.

Research and development expenditures increased to $7,577,000 in fiscal year 1998 compared to $5,922,000 in fiscal year 1997. The Company increased research and development expenditures for ultrasound and x-ray densitometry products during fiscal year 1998.

Sales and marketing expenses increased 14% to $19,995,000 (25% of product sales) in fiscal year 1998 from $17,697,000 (22% of product sales) in fiscal year 1997. This increase is primarily the result of increased sales and marketing efforts to address the expanding primary care market for densitometry.

    General and administrative expenses increased to $4,097,000 in fiscal year 1998 from $4,051,000 in fiscal year 1997.

    Interest income of $1,813,000 in fiscal year 1998 compared to interest income of $1,533,000 in fiscal year 1997. This increase is primarily the result of increased investments in marketable securities partially offset by decreases in the amount of financed receivables.

    The effective tax rate averaged 33% in fiscal year 1998 and 34% in fiscal year 1997. The Company's effective rate has been below the 34% federal statutory rate as a result of the tax benefit from the Company's foreign sales corporation, Lunar FSC, Inc., and tax-exempt interest income offset by the effect of state income taxes.



LIQUIDITY AND CAPITAL RESOURCES - Cash and cash equivalents increased $9,058,000 to $13,666,000 at June 30, 1999 from $4,608,000 at June 30, 1998.
Marketable securities decreased $15,356,000 to $15,545,000 at June 30, 1999 from $30,901,000 at June 30, 1998. Marketable securities consist of a laddered portfolio of readily marketable high-grade municipal bonds with various maturities not exceeding 48 months.

     The Company's accounts receivable increased $3,658,000 to $35,060,000 at June 30, 1999 from $31,402,000 at June 30, 1998. The increase is primarily attributable to higher accounts receivable from MRI customers which generally have longer payment terms, higher accounts receivable from financed Brazilian customers and payment delays by Brazilian customers related to the recent currency devaluation.

    The Company has approximately $8,091,000 in financed accounts receivable from Brazilian customers as of June 30, 1999. Two finance companies also have recourse against the Company for a maximum of approximately $1,395,000 for financed Brazilian accounts receivable that have been sold. All the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the Brazilian government allowed its currency, the real, to freely trade against the U.S. dollar. As of September 1999, this policy change resulted in approximately a 56% devaluation of the real as compared to the U.S. dollar.
The Company has incurred some payment delays from Brazilian customers and lower sales in Brazil as a result of this devaluation. The Company has renegotiated longer payment terms for these Brazilian accounts receivable.

     Inventories increased 4% to $13,656,000 on June 30, 1999 from $13,163,000 on June 30, 1998. The increase in finished goods is primarily attributable to increases in Artoscan MRI and densitometry units. The decrease in materials and purchased parts is primarily attributable to decreased service inventories.

     The Company purchased a 25-acre parcel of land in January 1998 for $1,949,000 and began construction of an assembly, warehouse and office building in October 1998. The Company projects total construction costs will be approximately $10,750,000 of which $6,787,950 had been paid as of June 30, 1999. The Company moved its assembly operations and warehouse to the new building in July 1999. The Company will move its office personnel to the new building in October 1999. The Company does not have any other pending material commitments for capital expenditures. The Company has received a commitment from the State of Wisconsin Investment Board to provide a 20 year term loan for up to $10,000,000 of the final building cost. The interest rate will be fixed at the time the loan proceeds are paid.

     On April 22, 1998, the Company approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. The Company has repurchased 314,400 shares under this program as of September 23, 1999.

     Management believes the current level of cash and short-term marketable securities is adequate to finance the Company's operations for the foreseeable future.

     NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions and does not expect this Statement to have a material effect on its financial statements.


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

     The Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance program will not have a material effect on its financial position, results of operations or cash flows. Because the Company's software programs are year 2000 compliant, and the Company does not believe any material problems will arise if a third party is not year 2000 compliant, the Company has not developed any contingency plan.



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

     The Company uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks, French Francs, and Belgian Francs and generally have maturities which do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at June 30, 1999. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                    During fiscal year ended June 30,
                              -----------------------------------------------
Maturity dates                     2000        2001        2002        2003
-----------------------------------------------------------------------------
ASSETS
Cash equivalents
  Variable taxable rate         $7,614,682
  Average taxable interest rate      4.15%
  Variable tax-exempt rate      $6,051,481
  Average tax-exempt rate             3.1%

Marketable securities
  Fixed tax-exempt rate         $4,241,900  $7,663,600 $3,245,000
  Average tax-exempt rate            4.24%       4.23%      4.19%

Forward contract
  German DM denominated         $  691,048
  Contracted exchange rate        1.8812:1
  (DM to US$)
  French Franc denominated      $1,742,988
  Contracted exchange rate         6.311:1
  (FF to US$)
  Belgian Franc denominated     $  514,668
  Contracted exchange rate         38.86:1
  (BF to US$)




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Statements of Income

Years ended June 30, 1999, 1998, and 1997


-----------------------------------------------------------------------------
                                        1999           1998           1997
-----------------------------------------------------------------------------
 Revenues                          $ 88,062,189   $ 79,177,098   $ 80,890,757

 Operating expenses:
   Cost of sales                     50,562,087     38,020,371     35,241,705
   Research and development           7,100,078      7,576,796      5,922,409
   Sales and marketing               24,394,129     19,994,408     17,697,195
   General and administrative         4,655,190      4,097,413      4,050,713
-----------------------------------------------------------------------------
                                     86,711,484     69,688,988     62,912,022
-----------------------------------------------------------------------------
 Income from operations               1,350,705      9,488,110     17,978,735
-----------------------------------------------------------------------------
 Other income (expense):
   Interest income                    1,599,972      1,813,153      1,533,127
   Settlement of lawsuit               (579,555)         -          1,828,905
   Other                                659,579     (1,115,121)       186,058
-----------------------------------------------------------------------------
                                      1,679,996        698,032      3,548,090
-----------------------------------------------------------------------------
 Income before income taxes           3,030,701     10,186,142     21,526,825
-----------------------------------------------------------------------------
 Income tax expense                     676,000      3,324,000      7,241,000
-----------------------------------------------------------------------------
 Net income                        $  2,354,701   $  6,862,142   $ 14,285,825
=============================================================================
 Basic earnings per share          $        .27   $       0.78   $       1.66
=============================================================================
 Diluted earnings per share        $        .27   $       0.75   $       1.57
=============================================================================

See accompanying notes to consolidated financial statements.




Consolidated Balance Sheets
June 30, 1999 and 1998
-----------------------------------------------------------------------------
 Assets                                           1999                1998
-----------------------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                 $ 13,666,163        $  4,608,427
   Marketable securities                        4,311,834           8,117,655
   Receivables:
     Trade, less allowance for doubtful
       accounts of $3,524,000 in 1999
       and $3,272,000 in 1998                  25,316,044          24,285,511
     Short-term financed                        4,848,186           2,092,164
     Other                                        407,056             929,179
-----------------------------------------------------------------------------
                                               30,571,286          27,306,854
-----------------------------------------------------------------------------
   Inventories:
     Finished goods and work in process         7,125,027           4,557,400
     Materials and purchased parts              6,530,752           8,605,801
-----------------------------------------------------------------------------
                                               13,655,779          13,163,201
-----------------------------------------------------------------------------
   Other current assets                           431,931             350,360
   Deferred income taxes                        1,992,000           1,563,000
-----------------------------------------------------------------------------
 Total current assets                          64,628,993          55,109,497
-----------------------------------------------------------------------------
 Property, plant, and equipment - at cost:
   Land                                         2,088,118           2,088,118
   Buildings and improvements                   2,287,356           2,287,356
   Furniture and fixtures                       1,055,780             876,813
   Machinery and other equipment                9,368,111           6,755,441
   Construction in progress                     6,787,950             132,702
-----------------------------------------------------------------------------
                                               21,587,315          12,140,430
   Less accumulated depreciation and
     amortization                               6,354,858           5,086,141
-----------------------------------------------------------------------------
                                               15,232,457           7,054,289

 Long-term trade accounts receivable            4,488,753           4,095,565
 Long-term marketable securities               11,233,298          22,783,003
 Patents and other intangibles, net of
   accumulated amortization of $764,000
   in 1999 and $1,513,000 in 1998                 463,270             809,468
 Other                                            117,390             208,136
-----------------------------------------------------------------------------
                                             $ 96,164,161        $ 90,059,958
=============================================================================

See accompanying notes to consolidated financial statements.




Consolidated Balance Sheets

June 30, 1999 and 1998
-----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity              1999               1998
-----------------------------------------------------------------------------
 Current liabilities:
   Accounts payable                           $  9,133,277       $  4,881,399
   Customer advances and deferred income         1,573,523          1,027,872
   Income taxes payable                          2,682,104          3,494,822
   Accrued liabilities:
     Commissions payable                         2,009,340          2,186,040
     Compensation payable                          658,821            413,084
     Property, payroll, and other taxes            250,150            155,683
     Accrued warranty and installation expenses  3,118,000          2,145,000
     Other                                         393,537            199,324
-----------------------------------------------------------------------------
 Total current liabilities                      19,818,752         14,503,224
-----------------------------------------------------------------------------


 Shareholders' equity:
   Common stock - authorized 25,000,000 shares
     of $.01 par value; issued and outstanding,
     8,598,580 shares in 1999 and 8,701,210
     shares in 1998                                 85,986             87,012
   Capital in excess of par value               23,454,316         24,936,811
   Retained earnings                            52,922,982         50,568,281
   Accumulated other comprehensive loss           (117,875)           (35,370)
 -----------------------------------------------------------------------------
                                                76,345,409         75,556,734
-----------------------------------------------------------------------------
                                              $ 96,164,161       $ 90,059,958
=============================================================================




Consolidated Statements of Shareholders' Equity

Years ended June 30, 1999, 1998, and 1997
--------------------------------------------------------------------------------
--------------------

Accumulated
                                Number             Capital in
Other
                                  of       Common   excess of    Retained
Comprehensive
                                shares     stock    par value    earnings
Income (Loss)    Total
--------------------------------------------------------------------------------
--------------------
Balance at June 30, 1996      8,486,250  $84,863  $22,802,103  $29,420,314   $
86,123   $52,393,403
Comprehensive income:
 Net income                        -        -            -      14,285,825

-       14,285,825
 Unrealized appreciation in
  marketable securities - net
  of tax expense of $ 2,000        -        -            -            -
3,098         3,098
 Translation adjustment            -        -            -            -
(154,124)     (154,124)


----------
   Total comprehensive income

14,134,799


Issuance of shares under
  stock option plans            233,200    2,332    1,121,254         -

-        1,123,586
Tax benefit from issuance of
  shares under stock option
  plans                            -        -       2,504,036         -

-        2,504,036
Issuance of stock awards          1,975       19       73,549         -

-           73,568
--------------------------------------------------------------------------------
--------------------
Balance at June 30, 1997      8,721,425   87,214   26,500,942   43,706,139
(64,903)   70,229,392
--------------------------------------------------------------------------------
--------------------
Comprehensive income:
 Net income                        -        -            -       6,862,142

-        6,862,142
 Unrealized appreciation in
  marketable securities - net
  of tax expense of $ 41,000       -        -            -            -
61,712        61,712
 Translation adjustment            -        -            -            -
(32,179)      (32,179)


---------
   Total comprehensive income

6,891,675


Issuance of shares under
  stock option plans            174,210    1,742      885,963         -

-          887,705
Tax benefit from issuance of
  shares under stock option
  plans                            -        -         947,521         -

-          947,521
Issuance of stock awards            575        6       13,435         -

-           13,441
Repurchase of common stock     (195,000)  (1,950)  (3,411,050)        -

-       (3,413,000)
--------------------------------------------------------------------------------
--------------------
Balance at June 30, 1998      8,701,210   87,012   24,936,811   50,568,281
(35,370)   75,556,734
--------------------------------------------------------------------------------
--------------------
Comprehensive income:
 Net income                        -        -            -       2,354,701

-        2,354,701
 Unrealized depreciation in
  marketable securities - net
  of tax credit of $ 18,000        -        -            -            -
(26,277)      (26,277)
 Translation adjustment            -        -            -            -
(56,228)      (56,228)


---------
   Total comprehensive income

2,272,196


Issuance of shares under
  stock option plans             15,770      158       54,908         -

-           55,066
Tax benefit from issuance of
  shares under stock option
  plans                            -        -          28,513         -

-           28,513
Issuance of stock awards          1,000       10        9,490         -

-            9,500
Repurchase of common stock     (119,400)  (1,194)  (1,575,406)        -

-       (1,576,600)
--------------------------------------------------------------------------------
--------------------
Balance at June 30, 1999      8,598,580  $85,986  $23,454,316  $52,922,982
$(117,875)  $76,345,409
================================================================================
====================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended June 30, 1999, 1998, and 1997
-------------------------------------------------------------------------------
                                             1999          1998        1997
-------------------------------------------------------------------------------
 Cash flows from operating activities:
       Net income                        $ 2,354,701  $ 6,862,142  $14,285,825
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
       Depreciation and amortization       2,118,248    2,025,514    1,444,929
       Deferred income taxes                (429,000)     714,000     (305,000)
       Changes in assets and liabilities:
         Receivables                      (3,566,874)  (2,411,140)   6,895,502
         Inventories                        (492,578)  (3,789,711)    (698,003)
         Other current assets                (81,571)    (265,570)      77,039
         Accounts payable                  4,195,650      639,735      546,557
         Customer advances and
           deferred income                   545,651      388,165       74,343
         Accrued liabilities               1,330,717     (714,913)     (26,463)
         Income taxes payable               (812,718)   1,118,867    1,824,103
-------------------------------------------------------------------------------
 Net cash provided by
   operating activities                    5,162,226    4,567,089   24,118,832
-------------------------------------------------------------------------------
 Cash flows from investing activities:
   Purchases of marketable securities           -     (14,512,714) (20,885,936)
   Sales and maturities of marketable
     securities                           14,974,230    5,717,000    1,601,600
   Additions to property, plant, and
     equipment                            (9,446,885)  (3,668,129)  (1,906,588)
   Patents and other intangibles            (148,314)    (347,641)    (213,525)
-------------------------------------------------------------------------------
 Net cash provided by (used in)
   investing activities                    5,379,031  (12,811,484) (21,404,449)
-------------------------------------------------------------------------------
 Cash flows from financing activities:
   Proceeds from exercise of
     stock options                            64,566      901,146    1,197,154
   Income tax benefit from stock
     option exercises                         28,513      947,521    2,504,036
   Repurchase of common stock             (1,576,600)  (3,413,000)        -
-------------------------------------------------------------------------------
 Net cash provided by (used in)
   financing activities                   (1,483,521)  (1,564,333)   3,701,190
-------------------------------------------------------------------------------
 Net increase (decrease) in cash and
   cash equivalents                        9,057,736   (9,808,728)   6,415,573
 Cash and cash equivalents at beginning
   of year                                 4,608,427   14,417,155    8,001,582
-------------------------------------------------------------------------------
 Cash and cash equivalents at
   end of year                           $13,666,163  $ 4,608,427  $14,417,155
===============================================================================
 Supplemental disclosure of cash flow information-
  income taxes paid net of refunds       $ 2,185,872  $   337,531  $ 3,237,541
===============================================================================

See accompanying notes to consolidated financial statements.


(1) SUMMARY OF ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lunar Corporation (the Company) and its wholly owned subsidiaries, Lunar Finance Corporation, Lunar Funding Corporation, Lunar Capital Corporation, Lunar FSC, Inc., Lunar GmbH, Lunar Europe, N.V., and Lunar France. In May 1999 the Company sold the assets of Bona Fide Ltd. a former 100% owned subsidiary. The accompanying consolidated financial statements reflect the results of operations of Bona Fide Ltd. prior to the date of the sale. The gain on the sale was not material. All significant intercompany accounts and transactions have been eliminated in consolidation.

          DESCRIPTION OF BUSINESS

     The Company develops, manufactures, and sells x-ray and ultrasound bone densitometers for the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. The Company also develops and sells medical imaging equipment used by orthopedists and radiologists for imaging extremities. The Company operates as a single segment. Lunar GmbH supports customers and sells Lunar's products in Germany. Lunar Europe, N.V. supports customers and sells Lunar's products in Belgium and supports customers in other European countries. Lunar France supports customers and sells Lunar's products in France. Lunar FSC, Inc. is a foreign sales corporation responsible for the sale of Lunar's products outside of the United States. Lunar Finance Corporation, Lunar Funding Corporation, and Lunar Capital Corporation manage and sell Latin American receivables to third-party finance companies.

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

          MARKETABLE SECURITIES

     Marketable securities generally consist of state and municipal bonds with original maturities generally ranging from less than one year to four years. The Company classifies its investment securities as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of accumulated other comprehensive income. Realized gains and losses are included in other income. Interest income is recognized when earned.

          INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method.

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided for in amounts sufficient to recognize the cost of depreciable assets to operations over their estimated service lives. A combination of straight-line and accelerated methods of depreciation are used for financial and income tax reporting purposes.

     The cost of property and equipment are depreciated over the following estimated useful lives:


          Asset classification                        Estimated useful life
-----------------------------------------------------------------------------
     Machinery, furniture, and fixtures                     5-7 years
     Buildings and improvements                             19-39 years
-----------------------------------------------------------------------------

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


          FOREIGN CURRENCY TRANSLATION

     For each of the Company's foreign subsidiaries, the functional currency is its local currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates. Revenue and expense accounts are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are included as a separate component of accumulated other comprehensive income.

     The Company uses forward currency contracts in its management of foreign currency exposures. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs and are not material. Unrealized gains and losses, which were not significant at June 30, 1999 and 1998, are not recognized.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments, which consisted of cash and cash equivalents, marketable securities, receivables, accounts payable, customer advances, and accrued liabilities, approximated their carrying values at June 30, 1999 and 1998.

          ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                    Tax Effect
                                    Unrealized    of Unrealized    Accumulated
                    Cumulative    Gain/(Loss) on  (Gain)/Loss on      Other
                   Translation      Marketable      Marketable    Comprehensive
                   Adjustments      Securities      Securities    Income (Loss)
                   -----------      ----------      ----------    -------------
Beginning
 balance           $ (117,302)      $ 136,932       $ (55,000)       $ (35,370)
Current
 period change        (56,228)        (44,277)         18,000          (82,505)
                   -----------      ----------      ----------       ----------
Ending
 balance           $ (173,530)      $  92,655       $ (37,000)       $(117,875)
                   ===========      ==========      ==========      ===========

          NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions and does not expect this Statement to have a material effect on its financial statements.

          RECLASSIFICATION

     The Company has reclassified the presentation of certain prior year information to conform with the current presentation.


(2) MARKETABLE SECURITIES

     The Company's marketable securities are all classified as available-for-sale and consist of investments in state and municipal bonds. As of June 30, 1999 and 1998 there were no gross unrealized holding losses for any of the Company's marketable securities. The amortized cost, gross unrealized holding gains, and fair value for marketable securities at June 30, 1999 and 1998 were as follows:

-----------------------------------------------------------------------------
                                                     Gross
                                                   unrealized
                                       Amortized    holding
     1999                                cost        gains      Fair value
-----------------------------------------------------------------------------
          Current                   $  4,284,488   $ 27,346    $ 4,311,834
          Due after one year          11,167,989     65,309     11,233,298
-----------------------------------------------------------------------------
                                    $ 15,452,477   $ 92,655    $15,545,132
=============================================================================
     1998
-----------------------------------------------------------------------------
          Current                   $  8,102,063   $ 15,592    $ 8,117,655
          Due after one year          22,661,663    121,340     22,783,003
-----------------------------------------------------------------------------
                                    $ 30,763,726   $136,932    $30,900,658
=============================================================================

     The gross realized gains and losses on the sale of available-for-sale marketable securities for the year ended June 30, 1999 were not material.



(3) INCENTIVE COMPENSATION PROGRAMS

     Lunar Corporation grants options to key employees, directors, and consultants under two separate programs.

     Under a September 1, 1984 agreement with an employee/officer, options to purchase 138,000 shares at $0.16 per share are outstanding and exercisable and will expire in the event of termination of employment. Under the second option program, titled the Non-Qualified Stock Option program, a total of 3,000,000 shares of common stock were made available, of which 223,340 remain available. Options granted under this program vest over a three-year or five-year period. The options will expire ten years from the granting date, or upon termination of employment.

     The option price under both option programs was based on 100% of estimated fair market value of the Company's stock on the dates the options were granted.

     A summary of the Company's stock option activity, and related information are summarized as follows:

=============================================================================
                                       Year ending June 30,
                            1999                1998                1997
                      ----------------    ----------------    ----------------
                              Weighted            Weighted            Weighted
                               average             average             average
                              exercise            exercise            exercise
                      Options   price     Options   price     Options   price
------------------------------------------------------------------------------
     Outstanding -
       beginning
       of year       1,139,995  $11.79   1,071,615  $ 9.20   1,131,115  $ 8.21
     Granted           959,930    8.09     286,150   17.91     531,480   20.31
     Exercised         (15,770)   3.50    (174,210)   5.10    (233,200)   4.82
     Expired/canceled (638,670)  16.70     (43,560)  15.11    (357,780)  25.43
------------------------------------------------------------------------------
     Outstanding -
       end of year   1,445,485  $ 7.25   1,139,995  $11.79   1,071,615  $ 9.20
==============================================================================
     Exercisable at
       end of year     483,875  $ 5.49     521,531  $ 6.66     486,290  $ 4.38
==============================================================================
     Weighted average
       fair value of
       options granted
       during year              $ 3.98              $10.11              $ 7.74
==============================================================================

     The options outstanding at June 30, 1999 have been segregated into five ranges for additional disclosure as follows:


                         Options Outstanding              Options Exercisable
                ------------------------------------    ---------------------
                               Weighted     Weighted      Options    Weighted
     Range of     Options      average      average      currently   average
     exercise   outstanding    remaining    exercise    exercisable  exercise
      prices    at June 30,   contractual    price      at June 30,    price
                   1999          life                       1999
-----------------------------------------------------------------------------
      $ 0.16      138,000          -         $  .16        138,000     $ 0.16

   5.37 -  7.83   613,165        6.8           6.22        305,415       6.96

   9.25 - 14.33   681,520        9.1           9.39         35,040      11.60

  16.50 - 25.50    12,800        6.7          18.70          5,420      19.07

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related
Interpretations in accounting for its employee stock options.

     Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997; risk free interest rate of 5.75% for 1999, 5.5% for 1998, and 6.0% for 1997, volatility factors of the expected market price of the Company's common stock of .52 for 1999 and 1998, and .53 for 1997, and no expected dividends. Based on an analysis of historical optionee exercise behavior, the option grants exercised have aggregated weighted average lives of five years for 1999, six years for 1998, and four years for 1997.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

-------------------------------------------------------------------------------
                                            1999          1998          1997
-------------------------------------------------------------------------------
     Pro forma net income                $2,618,830   $6,278,188   $14,327,467
     Pro forma diluted net
      income per share                       $ 0.30       $ 0.69        $ 1.57
-------------------------------------------------------------------------------

     Since Statement 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflective until 2000.

     The Company has a longevity stock award program whereby 25 shares of common stock are issued to employees with five years of service, and 100 shares are issued for ten years of service. The Company issued 1,000, 575, and 1,975 shares under this program in the years ended June 30, 1999, 1998, and 1997, respectively.

     The Company has a program which provides for bonuses to all employees contingent upon achieving certain financial goals. Total expense under the program was $74,360, $206,273, and $315,165 for the years ended June 30, 1999, 1998, and 1997, respectively.


(4)     PROFIT-SHARING PLAN

     The Company has established a 401(k) profit-sharing plan covering substantially all employees. Employer contributions to the plan are at the discretion of the Board of Directors. The Company's policy is to fund profit-sharing plan contributions as they accrue. Profit-sharing expense amounted to $429,806, $298,273, and $199,322, for the years ended June 30, 1999, 1998, and
1997 respectively.


(5)     SETTLEMENT OF LAWSUIT

     Expenses were incurred in the quarter ended September 30, 1998 associated with the settlement of a lawsuit between the Company and Osteometer MeditechA/S and Rapiscan Security Systems Inc. During that quarter, the Company incurred expenses of $579,555 related to legal expenses, a settlement payment, and a patent write-off as a result of the settlement of this lawsuit.

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


(6)     INCOME TAXES

     Income taxes consist of the following:
-----------------------------------------------------------------------------
                                          1999          1998          1997
-----------------------------------------------------------------------------
     Current:
          Federal                     $ 1,477,000   $ 3,054,000   $ 7,048,000
          State                           120,000       172,000       500,000
-----------------------------------------------------------------------------
                                        1,597,000     3,226,000     7,548,000
-----------------------------------------------------------------------------
     Deferred:
          Federal                       (783,000)        83,000     (287,000)
          State                         (138,000)        15,000      (20,000)
-----------------------------------------------------------------------------
                                        (921,000)        98,000     (307,000)
-----------------------------------------------------------------------------
                                      $   676,000   $ 3,324,000   $ 7,241,000
=============================================================================

     A reconciliation of the provision for income taxes with the applicable Federal income tax rate is presented below:

-------------------------------------------------------------------------------
                              1999               1998               1997
                         ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                of pretax          of pretax          of pretax
                         Amount   income    Amount   income    Amount   income
-------------------------------------------------------------------------------
 Provision computed
  at normal rate            $1,046,278  34%   $3,463,288  34%   $7,319,121  34%
 Increases (reductions)
  in taxes resulting from:
   State income taxes,
    net of federal benefit      79,200   3       113,520   1       330,000   2
   Tax benefit of exempt
    foreign trade income      (329,778)(11)     (510,193) (5)     (596,010) (3)
   Tax exempt interest        (313,346)(10)     (442,434  (4)     (216,661) (1)
   Other                       193,646   6       699,819   7       404,550   2
-------------------------------------------------------------------------------
 Provision for
  income taxes              $  676,000  22%   $3,324,000  33%   $7,241,000  34%
===============================================================================

     The tax effect of temporary differences that give rise to deferred tax assets at June 30, 1999 and 1998 are as follows:
-----------------------------------------------------------------------------
                                                     1999          1998
-----------------------------------------------------------------------------

     Accrued warranty                             $  952,000    $  747,000
     Inventory valuation                             271,000        86,000
     Allowance for doubtful accounts                 696,000       680,000
     Other                                            73,000        50,000
-----------------------------------------------------------------------------
                                                  $1,992,000    $1,563,000
=============================================================================


(7) EARNINGS PER SHARE

Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the years ended June 30, 1999, 1998, and 1997 are as follows:


------------------------------------------------------------------------------
                                                             1999
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $ 2,354,701  8,616,764   $ 0.27
                                                                       ======
     Effect of dilutive stock options               -        161,979
                                               ----------  ---------
     Dilutive earnings per share              $ 2,354,701  8,778,743   $ 0.27
                                               ==========  =========   ======
==============================================================================
                                                             1998
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $ 6,862,142  8,773,516   $ 0.78
                                                                       ======
     Effect of dilutive stock options               -        338,979
                                               ----------  ---------
     Dilutive earnings per share              $ 6,862,142  9,112,495   $ 0.75
                                               ==========  =========   ======
==============================================================================
                                                             1997
                                               -------------------------------
                                                                     Per Share
                                                 Income     Shares     Amount
------------------------------------------------------------------------------
     Basic earnings per share                 $14,285,825  8,614,567   $ 1.66
                                                                       ======
     Effect of dilutive stock options               -        491,481
                                               ----------  ---------
     Dilutive earnings per share              $14,285,825  9,106,048   $ 1.57
                                               ==========  =========   ======
==============================================================================

The number of anti-dilutive options were 74,756, 90, and 111 in fiscal year 1999, 1998, and 1997, respectively.

(8)     SUPPLEMENTAL SALES AND CUSTOMER INFORMATION

     The Company's approximate revenues by geographic regions are as follows (in thousands):
-----------------------------------------------------------------------------
                                        June 30,    June 30,   June 30,
                                          1999        1998       1997
-----------------------------------------------------------------------------
     United States and Canada          $ 61,716    $ 50,852   $ 50,696
     Europe                              15,635      13,241     13,353
     Asia                                 4,174       3,838      6,215
     Latin America                        6,537      11,246     10,627
-----------------------------------------------------------------------------
                                       $ 88,062    $ 79,177   $ 80,891
=============================================================================

     The Company sells its products to end-user customers or its distributors in Latin America on financed terms. Generally, the financing is over a two- or three-year time period and denominated in U.S. dollars. As of June 30, 1999, 1998, and 1997, the Company had approximately $9,337,000, $6,188,000, and $4,614,000, respectively, of financed trade accounts receivable from Latin American customers. The collateral for these receivables is generally the equipment sold.

     During fiscal 1998 and 1997, the Company sold approximately $4,200,000 and $10,800,000, respectively of accounts receivable from selected customers in Latin America. The income statement effect of these transactions was not material. The Company continues to have recourse of 7.5% or approximately $315,000 to one finance company and 10% or approximately $1,080,000 to a second finance company.



(9)     FEE PER PATIENT PROGRAM

     The Company has entered into an agreement with a finance company whereby the Company sells its systems to the finance company, which, in turn, leases the systems to third parties on a fee-per-patient basis. Under the terms of the agreement, the Company is contingently liable to three finance companies for approximately $840,000 as of June 30, 1999 and approximately $378,000 as of June 30, 1998.





                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Lunar Corporation:

We have audited the accompanying consolidated balance sheet of Lunar Corporation and subsidiaries (a Wisconsin Corporation) as of June 30, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Lunar Corporation and subsidiaries as of June 30, 1998, and for each of the years in the two-year period ended June 30, 1998, were audited by other auditors' whose report dated July 24, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunar Corporation and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the index to Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information for the year ended June 30, 1999, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
July 30, 1999





                           INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
LUNAR CORPORATION:


We have audited the accompanying consolidated balance sheet of Lunar Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunar Corporation and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


KPMG LLP
Chicago, Illinois
July 24, 1998




                 QUARTERLY  FINANCIAL  INFORMATION  (unaudited)


     The following table sets forth unaudited selected quarterly financial information for each of the two most recent fiscal years.

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                ---------   ---------   ---------   ---------
                                    (in thousands except per-share data)
1999
----
  Revenues                       $22,825     $23,410     $19,749     $22,078
  Income from operations           1,769         356      (1,575)        801
  Net income                       1,155         736        (825)      1,289
  Net income per share               .13         .08        (.10)        .15

1998
----
  Revenues                       $18,663     $21,436     $17,953     $21,125
  Income from operations           2,747       4,174         870       1,697
  Net income                       2,013       2,729         692       1,428
  Net income per share              0.22        0.30        0.08        0.16

     Lunar is unable to predict the timing of purchase orders and the related product shipments and is unable to predict demand for Lunar's products in specific foreign markets. Therefore, quarterly sales and earnings fluctuations can be expected.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 16, 1998, the Company engaged the accounting firm of Arthur Andersen LLP as Company's independent accountants. The Company, on that same date, also informed KPMG LLP (formerly KPMG Peat Marwick LLP) of their dismissal effective December 16, 1998. The decision to change independent accountants was made upon the recommendation of the Audit Committee of the Company's Board of Directors.

     During the two most recent fiscal years ended June 30, 1998 and 1997 and interim periods subsequent to June 30, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     KPMG LLP's report on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years and interim periods subsequent to June 30, 1998 there were no reportable events [as defined in Regulation S-K
Item 304(a)(1)(v)].

     The Company has requested that KPMG LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter dated December 21, 1998 is filed.

     During the two most recent fiscal years and interim periods subsequent to June 30, 1998 and prior to employing Arthur Andersen LLP, neither the Company nor anyone on its behalf consulted Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement [as defined in Regulation S-K Item 304(a)(1)(14)] or a reportable event.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference the information included in the Company's definitive Proxy Statement for its 1999 Shareholders Meeting to be held on November 20, 1999 ("Proxy Statement") under the captions "Purposes of the Meeting - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year.




EXECUTIVE OFFICERS OF THE REGISTRANT

As of September 23, 1999, the executive officers of the Registrant are as follows:

Name                                  Age         Title
-----------------------------------------------------------------------------
Richard B. Mazess, Ph.D.              60         President

James A. Hanson, Ph.D.                49         Vice President - Marketing

Robert A. Beckman                     45         Vice President - Finance

John A. Comerford, J.D.               37         Corporate General Counsel
                                                 and Secretary

James V. Pietropaolo                  45         Vice President - Domestic
                                                 Sales

Peter Peemans                         40         Vice President - International
                                                 Sales

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

     Peter Peemans joined the Company in January 1994 as a Director of European Sales. Mr. Peemans became Director of European Operations in June 1996 and was appointed Vice President of European Operations in January 1998. In July 1999, Mr. Peemans was appointed Vice President of International Sales. From January 1990 until December 1993, Mr. Peemans served as European Sales and Marketing Manager for Ferno Washington.


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

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1999.




                              LUNAR CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     AND
                         FINANCIAL STATEMENT SCHEDULE


The following documents are filed                               Page(s) in
as part of this report:                                         Form 10-K
                                                                ----------
(1)     Financial Statements:
        Report of Independent Public
        Accountants and Report of
        Independent Public Accountants
        on Financial Statement Schedule
             Arthur Andersen LLP . . . . . . . . . . . . . . . . . . . 31

        Independent Auditors' Report
             KPMG LLP  . . . . . . . . . . . . . . . . . . . . . . . . 32

        Consolidated Balance Sheets at
        June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . .18-19

        Consolidated Statements of Income
        for the years ended June 30, 1999,
        1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 17

        Consolidated Statements of
        Shareholders' Equity for the
        years ended June 30, 1999,
        1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 20

        Consolidated Statements of Cash Flows
        for the years ended June 30, 1999,
        1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 21

        Notes to Consolidated Financial Statements . . . . . . . .  22-30

                                                                Page(s) in
(2)     Financial Statement Schedule:                           Form 10-K
                                                                ----------
        Report of Independent Public
        Accountants on Financial
        Statement Schedule
             Arthur Andersen LLP . . . . . . . . . . . . . . . . . . . 31
             KPMG LLP  . . . . . . . . . . . . . . . . . . . . . . . . 37

        Schedule II - Valuation and Qualifying
        Accounts for each of the years ended
        June 30, 1999, 1998, and 1997. . . . . . . . . . . . . . . . . 38

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Lunar Corporation:

Under date of July 24, 1998, we reported on the consolidated balance sheet of Lunar Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Chicago, Illinois
July 24, 1998



                                                                  Schedule II

LUNAR CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts
-------------------------------------------------------------------------------
                                       Additions
                                  --------------------
                       Balance     Charged     Other
                          at         to       Charged    Charges       Balance
                      Beginning   Costs and   to Other     Add          at End
Description            of Year     Expenses   Account    (Deduct)      of Year
-------------------------------------------------------------------------------
For the year ended June 30, 1999:
  Allowance for
   Doubtful accounts  $3,272,000  $1,292,000     -     $(1,040,000)  $3,524,000

For the year ended June 30, 1998:
  Allowance for
   doubtful accounts  $2,602,000  $  949,000     -     $  (279,000)  $3,272,000

For the year ended June 30, 1997:
  Allowance for
   doubtful accounts  $2,235,000  $  650,000     -     $  (283,000)  $2,602,000




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LUNAR CORPORATION

Date:  September 23, 1999          By:   /s/ Richard B. Mazess
                                   ---------------------------
                                   Richard B. Mazess, Ph.D.
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name
----

/s/ Richard B. Mazess               President and          September 23, 1999
---------------------------         Director (Principal
Richard B. Mazess, Ph.D.            Executive Officer)


/s/ Robert A. Beckman               Vice President of      September 23, 1999
---------------------------         Finance (Principal
Robert A. Beckman                   Financial and
                                    Accounting Officer)


/s/ Samuel E. Bradt                 Director               September 23, 1999
---------------------------
Samuel E. Bradt


/s/ John W. Brown                   Director               September 23, 1999
---------------------------
John W. Brown


/s/ Reed Coleman                    Director               September 23, 1999
---------------------------
Reed Coleman


/s/ James W. Nellen II              Director               September 23, 1999
---------------------------
James W. Nellen II


/s/ Malcolm R. Powell               Director               September 23, 1999
---------------------------
Malcolm R. Powell, M.D.



                                 LUNAR CORPORATION
                                 INDEX TO EXHIBITS

Exhibit
Number      Document Description
-------     --------------------
 3.1          Articles of Amendment and Restated Articles of
              Incorporation of Registrant(1) (Exhibit 3.1)

 3.2          By-Laws of Registrant

10.1* Lunar Corporation Amended and Restated Stock Option Plan(2) (Exhibit 99.1) and Forms of Stock Option Agreements

10.2*         Forms of Stock Option Agreements(2) (Exhibit 99.2)

16            Letter from KPMG LLP dated December 21, 1998(3)

21            List of Subsidiaries of Registrant

23.1          Consent of Arthur Andersen LLP

23.2          Consent of KPMG LLP

27.1          Financial Data Schedule, June 30, 1999

27.2          Financial Data Schedule, June 30, 1998



(1) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-18643).
Parenthetical references to exhibit numbers are to the exhibit numbers on the Form 10-K.

(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-3 (File No. 333-40469). Parenthetical references to exhibit numbers are to the exhibit numbers on the Form S-3.

(3) Incorporated by reference to exhibit 16 filed with Registrant's Current Report on Form 8-K dated December 16, 1998 (File No. 0-18643).

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.