Form 10-Q
period 1999-09-30
LUNAR CORP
filed 1999-11-15
CIK 864906

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                        ------------------
                                OR
     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-18643

                             LUNAR CORPORATION
          (Exact name of registrant as specified in its charter)

Wisconsin                          3845                     39-1200501
(State of               (Primary Standard Industry       (IRS Employer
Incorporation)          Classification Code Number)  Identification No.)

                           726 Heartland Trail
                        Madison, Wisconsin  53717
                              608-828-2663
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X      No
                                                  -----        -----
As of October 31, 1999, 8,573,580 shares of the registrant's Common Stock, $0.01 par value, were outstanding.




                         LUNAR CORPORATION AND SUBSIDIARIES

                                     FORM 10-Q

                 For the quarterly period ended September 30, 1999

                                 TABLE OF CONTENTS
                                 -----------------

PART I -  FINANCIAL INFORMATION                                 Page
                                                                ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          September 30, 1999, and June 30, 1999...................3

          Consolidated Statements of Income
          Three Months Ended September 30, 1999
          and 1998................................................5

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1999
          and 1998................................................6

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

Item 6.   Exhibits and Reports on Form 8-K.......................14

SIGNATURES.......................................................15

EXHIBIT INDEX....................................................16














PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
----------------------------------------------------------------------

Assets
----------------------------------------------------------------------

                                     September 30,        June 30,
                                         1999               1999
                                     (Unaudited)          (Audited)
----------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents           $ 13,231,666     $ 13,666,163
 Marketable securities                  5,986,118        4,311,834
 Receivables:
   Trade, less allowance for doubtful
   accounts of $3,403,000 at
   September 30, 1999 and $3,524,000
   at June 30, 1999                    25,991,401       25,316,044
   Short-term financed accounts
    receivable                          4,995,403        4,848,186
   Other                                  388,872          407,056
----------------------------------------------------------------------

                                       31,375,676       30,571,286

Inventories                            12,367,178       13,655,779
Deferred Income Taxes                   2,441,000        1,992,000
Other Current Assets                      451,558          431,931
----------------------------------------------------------------------
Total Current Assets                   65,853,196       64,628,993

Property, Plant and Equipment--At Cost:
 Land                                   2,088,118        2,088,118
 Buildings and improvements             2,287,356        2,287,356
 Furniture and fixtures                 1,114,394        1,055,780
 Machinery and other equipment          9,960,459        9,368,111
 Construction in progress               8,926,099        6,787,950
----------------------------------------------------------------------

                                       24,376,426       21,587,315
Less Accumulated Depreciation
 and Amortization                       6,986,094        6,354,858
----------------------------------------------------------------------

                                       17,390,332       15,232,457

Long-term Financed Accounts Receivable  4,090,911        4,488,753
Long-term Marketable Securities         8,962,636       11,233,298
Patents and Other Intangibles, Net of
 Accumulated Amortization of $639,000
 at September 30, 1999 and $764,000 at
 June 30, 1999                            459,918          463,270
Other                                     115,355          117,390
----------------------------------------------------------------------

                                     $ 96,872,348     $ 96,164,161
======================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

----------------------------------------------------------------------
Liabilities and Shareholders' Equity
----------------------------------------------------------------------

                                     September 30,        June 30,
                                         1999               1999
                                     (Unaudited)          (Audited)
----------------------------------------------------------------------
Current Liabilities:
 Accounts payable                     $ 6,888,818      $ 9,133,277
 Customer advances and deferred income  1,971,462        1,573,523
 Income taxes payable                   3,728,007        2,682,104
 Accrued liabilities:
  Commissions payable                   1,679,955        2,009,340
  Compensation payable                  1,093,228          658,821
  Property, payroll, and other taxes      368,098          250,150
  Accrued warranty and installation
   expenses                             2,925,736        3,118,000
  Other                                   321,486          393,537
----------------------------------------------------------------------

Total Current Liabilities              18,976,790       19,818,752

Shareholders' Equity:
 Common stock--authorized 25,000,000
  shares of $.01 par value; issued
  and outstanding 8,598,580 shares at
  September 30, 1999 and
  June 30, 1999                            85,986           85,986
 Capital in excess of par value        23,454,316       23,454,316
Retained Earnings                      54,471,568       52,922,982
Accumulated Other Comprehensive Income   (116,312)        (117,875)
----------------------------------------------------------------------

                                       77,895,558       76,345,409
----------------------------------------------------------------------
                                     $ 96,872,348     $ 96,164,161
======================================================================
See accompanying notes to consolidated financial statements






LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

----------------------------------------------------------------------
                                          Three months ended
                                   September 30,      September 30,
                                       1999               1998
----------------------------------------------------------------------
Revenues                           $ 22,913,013       $ 22,824,543
----------------------------------------------------------------------
Operating Expenses
 Cost of sales                       13,416,345         12,221,926
 Research and development             1,649,553          2,046,620
 Selling and marketing                5,306,361          5,693,407
 General and administrative           1,013,298          1,093,790
----------------------------------------------------------------------
                                     21,385,557         21,055,743

----------------------------------------------------------------------

Income from Operations                1,527,456          1,768,800
----------------------------------------------------------------------
Other Income (Expense):
 Interest income                        495,470            346,666
 Settlement of lawsuit                        0           (579,555)
 Other                                  189,660             88,634
----------------------------------------------------------------------

                                        685,130           (144,255)
----------------------------------------------------------------------
Income Before Income Taxes            2,212,586          1,624,545
Income Tax Expense                      664,000            470,000
----------------------------------------------------------------------

Net Income                          $ 1,548,586        $ 1,154,545
======================================================================

Basic Earnings per Share                  $0.18              $0.13
======================================================================

Diluted Earnings per Share                $0.18              $0.13
======================================================================

Weighted Average Number of
 Common Shares                        8,598,580          8,658,945
======================================================================

Weighted Average Number of
 Common and Dilutive Potential
 Common Shares                        8,768,507          8,873,912
======================================================================
See accompanying notes to consolidated financial statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------
                                             Three months ended
                                         September 30,   September 30,
                                             1999            1998
----------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net income                                $1,548,586      $1,154,545
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization              723,318         845,444
   Deferred income taxes                     (449,000)       (150,000)
   Changes in assets and liabilities:
     Receivables                             (404,513)     (6,016,843)
     Inventories                            1,288,601      (1,026,015)
     Other current assets                     (19,627)       (310,692)
     Accounts payable                      (2,202,600)      2,063,815
     Customer advances and deferred income    397,939          44,845
     Accrued liabilities                      (41,345)        964,849
     Income taxes payable                   1,045,903        (281,733)
----------------------------------------------------------------------

Net Cash Provided by (Used in)
 Operating Activities                       1,887,262      (2,711,785)
----------------------------------------------------------------------
Cash Flows from Investing Activities:
 Sales and maturities of
  marketable securities                       500,000       6,206,095
 Additions to property, plant
  and equipment                            (2,789,111)     (1,485,990)
 Additions to patents and
  other intangibles                           (32,648)        (19,647)
----------------------------------------------------------------------
Net Cash Provided by (Used in)
 Investing Activities                      (2,321,759)      4,700,458
----------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options            0          20,830
 Income tax benefit from stock
  option exercises                                  0           3,866
 Repurchase of common stock                         0      (1,436,600)
----------------------------------------------------------------------
Net Cash Provided by (Used in)
 Financing Activities                               0      (1,411,904)
----------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                            (434,497)        576,769
Cash and Cash Equivalents at
 Beginning of Period                       13,666,163       4,608,427
----------------------------------------------------------------------

Cash and Cash Equivalents at
 End of Period                            $13,231,666      $5,185,196
======================================================================

Supplemental Disclosure of Cash
  Flow Information:
 Income taxes paid                             37,000         917,000
======================================================================
See accompanying notes to consolidated financial statements



                   LUNAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1) BASIS OF PRESENTATION

The consolidated financial statements of Lunar Corporation presented herein, without audit except for balance sheet information at June 30, 1999, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Lunar's Annual Report on Form 10-K for the year ended June 30, 1999.

The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Lunar has reclassified the presentation of certain prior year information to conform with the current presentation format.

The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

(2) INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:
----------------------------------------------------------------------
                                       September 30,   June 30,
                                           1999             1999
                                      (Unaudited)        (Audited)
----------------------------------------------------------------------

Finished goods and work in process       $ 6,418,395     $ 7,125,027
Materials and purchased parts              5,948,783       6,530,752
                                         -----------     -----------
                                         $12,367,178     $13,655,779
                                         ===========     ===========

(3) SHAREHOLDERS' EQUITY

On April 22, 1997, Lunar approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. Lunar has repurchased 339,400 shares under this program as of October 31, 1999.


(4) EARNINGS PER SHARE

     The difference between the weighted average number of common shares and the weighted average number of common and dilutive potential common shares is due to the effect of dilutive stock options.

(5) COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, Lunar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. Lunar's comprehensive income was as follows:

                                        Three Months Ended
                                           September 30,
                                      1999            1998
                                  -----------     ------------

Net Income                         $1,548,586       $1,154,545
Other Comprehensive Income:
  Unrealized adjustment in
   marketable securities              (40,296)          31,710
  Foreign currency translation
   Adjustments                         41,859           40,423
                                  -----------     ------------
Comprehensive income               $1,550,149       $1,226,678
                                  ===========     ============

(6) SETTLEMENT OF LAWSUIT

Lunar settled a lawsuit with Osteometer Meditech A/S and Rapiscan Security Systems Inc. during the quarter ended September 30, 1998. Lunar incurred expenses of $579,555 in the quarter ended September 30, 1998 comprised of legal expenses, a settlement payment, and a patent write-off related to this settlement.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------
Equipment sales and other revenue increased slightly to $22,913,000 in the three months ended September 30, 1999 from $22,825,000 in the three months ended September 30, 1998. Sales by product line are summarized as follows:

                                    Revenues by Product
                                      (in thousands)

                                    Three Months Ended
                               ---------------------------
                             September 30,      September 30,
                                 1999               1998
                             -------------      -------------
X-ray densitometry              $12,013            $15,385
Ultrasound densitometry           3,104              1,415
Orthopedic Imaging                5,205              4,080
Service Revenue                   2,046              1,691
Other                               545                254
                              ---------           --------
                                $22,913            $22,825
                              =========           ========

X-ray densitometry sales in the three months ended September 30, 1999 were lower compared to the prior year as a result of a decrease in the number of units sold. Average selling prices were also lower due to competitive pricing pressures. The increase in ultrasound densitometry revenue is primarily due to the introduction of the Achilles Express in May 1999. The increase in Orthopedic Imaging sales for the current fiscal year is primarily due to increased unit sales of the E-Scan dedicated MRI system. The increase in service revenue is attributable to a growing installed base of densitometers in the United States.

Cost of sales as a percentage of equipment sales averaged approximately 59% in the three months ended September 30, 1999, compared to 54% in the three months ended September 30, 1998. These lower margins primarily result from a decrease in densitometry average selling prices and a higher mix of orthopedic imaging equipment sales which have lower gross profit margins.

Research and development expenditures decreased to $1,650,000 in the three months ended September 30, 1999 from $2,047,000 in the three months ended September 30, 1998. These expenses were lower in the quarter ended September 30, 1999 due to the completion of development work associated with the Prodigy and Achilles Express bone densitometers. Lunar expects this trend to continue and plans to spend less on research and development in this fiscal year.

Selling and marketing expenses were $5,306,000 in the three months ended September 30, 1999, compared to $5,693,000 in the three months ended September 30, 1998, representing a decrease to 23% from 25% as a percentage of equipment sales. This decrease is primarily attributable to lower marketing expenses.

General and administration expenses decreased to $1,013,000 in the three months ended September 30, 1999 from $1,094,000 in the three months ended September 30, 1998. In May 1999 Lunar sold the assets of Bona Fide, Ltd. This sale resulted in lower general and administrative expenses.

Interest income was $495,000 in the three months ended September 30, 1999, compared to $347,000 in the three months ended September 30, 1998. The increase is due to improved collection experience on interest associated with financed receivables.

The effective tax rate averaged 30% in the three months ended September 30, 1999, compared to 29% in the three months ended September 30, 1998. The rate for the three months ended September 30, 1999 and September 30, 1998 is below the 34% federal statutory rate as a result of tax-exempt interest income and the tax benefit of the foreign sales corporation offset by the provision for state income taxes.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased $434,000 to $13,232,000 in the three months ended September 30, 1999. Lunar has a $14,949,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months.

Lunar's trade accounts receivable increased $407,000 to $35,467,000 at September 30, 1999 from $35,060,000 at June 30, 1999. This increase is primarily attributable to higher sales for the quarter ended September 30, 1999 as compared to the quarter ended June 30, 1999 offset by a reduction in financed Brazilian accounts receivable.

Lunar has financed the sale of its equipment to Brazilian customers for more than eight years and has approximately $7,816,000 in outstanding receivables from Brazilian customers as of September 30, 1999. During fiscal years 1998 and 1997 Lunar sold approximately $15,000,000 of Brazilian accounts receivable to two finance companies of which approximately $3,651,000 is outstanding as of September 30, 1999. The two finance companies have recourse against Lunar for a maximum of $1,395,000 for these receivables. All of the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the Brazilian government allowed its currency, the real, to freely trade against the U.S. dollar. As of November 1999, this policy change resulted in a 59% devaluation of the real as compared to the U.S. dollar. Lunar has incurred some payment delays from Brazilian customers and lower sales in Brazil as a result of this devaluation. Lunar has renegotiated longer payment terms for a majority of these Brazilian customers. As a result, collection activities have recently improved and total financed Brazilian accounts receivable have declined to $7,816,000 from $8,091,000 at June 30, 1999.

Inventories decreased 9% to $12,367,000 at September 30, 1999 from
$13,656,000 at June 30, 1999. This decrease is a result of management's focus on reducing inventory levels. Management expects inventory levels to decline further during fiscal year 2000.

Lunar purchased a 25-acre parcel of land in January 1998 for $1,949,000 and began construction of an assembly, warehouse, and office building in October 1998. Lunar projects total construction costs will be approximately $9,600,000, of which $8,926,099 had been paid as of September 30, 1999. Lunar moved its assembly operations and warehouse to the new building in July 1999 and moved its office personnel in October 1999. Lunar does not have any other pending material commitments for capital expenditures.


Lunar has received a commitment from the State of Wisconsin Investment Board to provide a 20 year term loan for up to $10,000,000. The loan will be used to replenish Lunar's cash balances used to construct the new office building. The interest rate will be fixed at the time the loan proceeds are paid.

Management believes the current level of cash and short-term investments is adequate to finance Lunar's operations for the foreseeable future.





New Accounting Pronouncements
-----------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for periods beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Lunar does not expect this statement to have a material effect on its financial statements.

Year 2000 Compliance
--------------------

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. To distinguish 21st century from 20th century dates, these date code fields must be able to accept four-digit entries.

Lunar has reviewed its existing financial and other business information systems and believes that its computer systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Lunar replaced its manufacturing and financial accounting software package during fiscal 1998 at a cost of approximately $230,000.
This new software package is year 2000 compliant. Lunar does not expect to incur significant additional costs to complete its year 2000 compliance program.

It is possible that third parties, such as suppliers and distributors, may have noncompliant computer systems or programs, which may not interface properly with Lunar's computer systems or may otherwise result in a disruption of Lunar's operations. Lunar has received assurances from third parties with which it has a material relationship that their computers, systems, and programs are year 2000 compliant.

Lunar currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance program will not have a material effect on its financial position, results of operations or cash flows. Because Lunar's software programs are year 2000 compliant, and Lunar does not believe any material problems will arise if a third party is not year 2000 compliant, Lunar has not developed any contingency plan.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

Lunar's exposure to market risk for changes in interest rates relate primarily to the Lunar's investment portfolio. Lunar does not use derivative financial instruments in its investment portfolio. Lunar places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, Lunar is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. Lunar mitigates default risk by investing in only high credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments mature, by policy, in 48 months or less.

Lunar uses forward currency contracts in its management of foreign currency exposures. The contracts are in German Deutsche Marks, French Francs and Belgium Francs and generally have maturities which do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at September 30, 1999. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

The table below provides information about the Lunar's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                      During fiscal year ended June 30,
                                      ---------------------------------
Maturity Dates                       2000           2001           2002
---------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate           $7,132,716
 Average taxable interest rate         4.40%
 Variable tax-exempt rate        $6,098,950
 Average tax-exempt rate               3.23%

Marketable securities
 Fixed tax-exempt rate           $3,741,900       $7,663,600     $3,245,000
 Average tax-exempt rate               4.28%            4.23%          4.19%

Forward contract
 German DM denominated             $ 954,511
 Contracted exchange rate          1.8334:1
 (DM to US$)

French Franc denominated         $2,535,143
 Contracted exchange rate          6.1535:1
 (FF to US$)

Belgium Franc denominated        $  422,610
 Contracted exchange rate           37.86:1
 (BF to US$)



                         PART II - OTHER INFORMATION
                      LUNAR CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings

On May 21, 1998 Lunar filed suit against International Medical
Research Ottawa ("IMRO") for infringement of Lunar's Canadian patent number 1,323,090 (the `090 patent). IMRO manufactures and sells ultrasound bone densitometers in Canada and has manufactured ultrasound densitometers for Norland Medical Systems, Inc. for distribution and sales throughout the world. This suit is pending in the Federal Court of Canada-Trial Division. On September 10, 1999, the parties reached an agreement in principle to resolve this litigation. Under the terms of the agreement, IMRO will terminate its operations in Canada within three months and pay Lunar a royalty for each system manufactured or sold during that period.

On November 24, 1998 Lunar was issued U.S. patent number 5, 841,832
(the `832 patent). On January 20, 1999 Lunar brought suit against EG&G Astrophysics Research Corporation and its parent company EG&G, Inc. (collectively referred to as ("EG&G") in the United States District Court for the Western District of Wisconsin for infringement of the `832 patent by EG&G's dual-energy baggage scanners. The parties have reached an agreement to resolve this litigation. Under the terms of the agreement, EG&G will pay future royalties to Lunar for all sales of products that utilize the technology claimed in the `832 patent.

Other Matters: Lunar is a defendant from time to time in actions arising out of its ordinary business operations. There are no other legal proceedings known to Lunar at this time, which it believes, would likely have a material adverse impact on the results of operations, financial condition or cash flows of Lunar. To Lunar's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of Lunar (or any associate of the foregoing persons) is a party adverse to Lunar or any of its subsidiaries or has a material interest adverse to Lunar.


Item 2.   Changes in Securities

                  None

Item 3.   Defaults Upon Senior Securities

                  None

Item 4.   Submission of Matters to a Vote of Security Holders

                  None

Item 5.   Other Information

Safe Harbor for Forward-Looking Statements: In addition to the historical information presented in this quarterly report, Lunar has made and will make certain forward-looking statements in this report, other reports filed by Lunar with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, Lunar's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in Lunar's operations and business environment, including, among other factors, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, the failure by Lunar to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange risks, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the cost and availability of raw materials, and other risks associated with Lunar's operations. Although Lunar believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. Lunar disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits furnished:

               (27.1) Financial Data Schedule, September 30, 1999 (27.2) Financial Data Schedule, September 30, 1998

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by Lunar during the quarter ended September 30, 1999.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LUNAR CORPORATION
                                       (Registrant)


Date: November 11, 1999                 /s/ Richard B. Mazess
-----------------------                 -------------------------
                                        Richard B. Mazess
                                        President
                                        (Principal Executive Officer)



Date: November 11, 1999           /s/ Robert A. Beckman
-----------------------                 ------------------------
                                        Robert A. Beckman
                                        Vice President of Finance
                                        and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)



                   LUNAR CORPORATION AND SUBSIDIARIES

                              Exhibit Index

              For the Quarterly Period Ended September 30, 1999

No. Description
---   -----------

27.1     Financial Data Schedule, September 30, 1999

27.2  Financial Data Schedule, September 30, 1998