Form 10-Q
period 1999-12-31
LUNAR CORP
filed 2000-02-11
CIK 864906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

                                                        Yes /X/   No
/ /

As of January 31, 2000, 8,596,355 shares of the registrant's Common
Stock,
$0.01 par value, were outstanding.



                        LUNAR CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                 For the quarterly period ended December 31, 1999

                                TABLE OF CONTENTS
                                -----------------
PART I -  FINANCIAL INFORMATION
    Page
-------------------------------------------------------------------------------
Item 1.   Financial statements

          Consolidated Balance Sheets
          December 31, 1999, and June 30, 1999. . . . . . . . . . . .
 . . . . 3

          Consolidated Statements of Income
          Three and Six Months Ended December 31, 1999
          and 1998. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . 5

          Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1999
          and 1998. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . 6

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

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . .16


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Assets
-------------------------------------------------------------------------------

                                      December 31,      June 30,
                                         1999             1999
                                      (Unaudited)       (Audited)
-------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents            $ 5,860,565     $13,666,163
 Marketable securities                  8,264,964       4,311,834
 Receivables:
  Trade, less allowance for doubtful
    Accounts of $3,258,000 at
    December 31, 1999 and $3,524,000
    at June 30, 1999                   26,792,195      25,316,044
  Short-term financed accounts
    receivable                          5,134,550       4,848,186
  Other                                   731,737         407,056
-------------------------------------------------------------------------------

                                       32,658,482      30,571,286

Inventories                            12,223,651      13,655,779
Deferred Income Taxes                   2,335,000       1,992,000
Other Current Assets                      318,021         431,931
-------------------------------------------------------------------------------

Total Current Assets                   61,660,683      64,628,993

Property, Plant and Equipment--At Cost:
 Land                                   1,927,260       2,088,118
 Buildings and improvements             9,979,158       2,287,356
 Furniture and fixtures                 1,376,592       1,055,780
 Machinery and other equipment         10,901,578       9,368,111
 Construction in progress                       0       6,787,950
-------------------------------------------------------------------------------

                                       24,184,588      21,587,315
Less Accumulated Depreciation and
 Amortization                           6,663,567       6,354,858
-------------------------------------------------------------------------------

                                       17,521,021      15,232,457
-------------------------------------------------------------------------------

Long-term Financed Accounts Receivable  4,183,716       4,488,753
Long-term Marketable Securities        12,205,457      11,233,298
Patents and Other Intangibles, Net of
 Accumulated Amortization of $675,000 at
 December 31, 1999 and $603,000 at
 June 30, 1999                            449,991         463,270
Other                                     362,947         117,390
-------------------------------------------------------------------------------
                                      $96,383,815     $96,164,161
===============================================================================

See accompanying notes to consolidated financial statements



LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

                                             December 31,        June
30,
                                                1999
1999
                                             (Unaudited)
(Audited)
-------------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                             $ 4,851,307      $
9,133,277
 Customer advances and deferred income          2,311,961
1,573,523
 Income taxes payable                           2,755,377
2,682,104
 Accrued liabilities:
  Commissions payable                           1,919,942
2,009,340
  Compensation payable                            917,023
658,821
  Property, payroll, and other taxes              322,462
250,150
  Accrued warranty and installation
    expenses                                    2,985,000
3,118,000
  Other                                           416,371
393,537
-------------------------------------------------------------------------------

Total Current Liabilities                      16,479,443
19,818,752

Shareholders' Equity:
 Common stock--authorized 25,000,000
  shares of $.01 par value; issued
  and outstanding 8,573,580 shares
  at December 31, 1999 and
  8,598,580 at June 30, 1999                       85,736
85,986
 Capital in excess of par value                23,279,566
23,454,316
Retained Earnings                              56,753,676
52,922,982
Accumulated Comprehensive Income                 (214,606)
(117,875)
-------------------------------------------------------------------------------

                                               79,904,372
76,345,409
-------------------------------------------------------------------------------

                                              $96,383,815
$96,164,161
===============================================================================

See accompanying notes to consolidated financial statements



LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

-------------------------------------------------------------------------------

                            Three months ended           Six Months
Ended
                         December 31, December 31,   December 31,
December 31,
                            1999         1998           1999
1998
-------------------------------------------------------------------------------

Revenues                 $23,561,208  $23,410,259    $46,474,221
$46,234,802
-------------------------------------------------------------------------------

Operating Expenses
 Cost of sales            13,207,361   13,331,918     26,623,706
25,553,844
 Research and development  1,296,318    1,767,573      2,945,871
3,814,193
 Selling and marketing     5,396,342    6,654,667     10,702,703
12,348,074
 General and
   Administrative          1,122,551    1,300,237      2,135,849
2,394,027
-------------------------------------------------------------------------------

                          21,022,572   23,054,395     42,408,129
44,110,138

-------------------------------------------------------------------------------

Income from Operations     2,538,636      355,864      4,066,092
2,124,664
-------------------------------------------------------------------------------

Other Income (Expense):
 Interest income             481,793      346,217        977,263
692,883
 Other                       239,679      289,580        429,339
378,214
 Settlement of lawsuit             0            0              0
(579,555)
-------------------------------------------------------------------------------
                             721,472      635,797      1,406,602
491,542
-------------------------------------------------------------------------------

Income Before Income Taxes 3,260,108      991,661      5,472,694
2,616,206
Income Tax Expense           978,000      256,000      1,642,000
726,000
-------------------------------------------------------------------------------

Net Income                $2,282,108     $735,661     $3,830,694
$1,890,206
===============================================================================

Basic Earnings per Share       $0.27        $0.09          $0.45
 $0.22
===============================================================================

Diluted Earnings per Share     $0.26        $0.08          $0.44
 $0.21
===============================================================================

Weighted Average Number of
 Common Shares             8,580,917    8,604,509      8,589,749
8,631,728
===============================================================================

Weighted Average Number of
 Common and Dilutive
 Potential Common Shares   8,715,969    8,813 397      8,740,028
8,843,154
===============================================================================

See accompanying notes to consolidated financial statements




LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

-------------------------------------------------------------------------------
                                                      Six months
ended
                                                 December 31,
December 31,
                                                    1999
1998
-------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net income                                        $3,830,694
$1,890,206
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                    1,340,394
1,287,804
   Deferred income taxes                             (343,000)
(503,000)
   Gain on sale of building                          (288,900)
   0
   Changes in assets and liabilities:
     Receivables                                   (1,777,716)
(9,109,932)
     Inventories                                    1,432,128
(2,009,086)
     Other current assets                             113,910
(155,526)
     Accounts payable                              (4,314,078)
1,920,934
     Customer advances and deferred income            738,438
284,344
     Accrued liabilities                              130,950
1,464,464
     Income taxes payable                              73,273
(404,728)
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Operating Activities                                 936,093
(5,334,520)
-------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Purchases of marketable securities                (6,371,562)
    0
 Sales and maturities of marketable securities      1,221,900
12,069,230
 Additions to property, plant and equipment        (5,023,486)
(2,918,670)
 Proceeds from sale of building                     1,665,178
    0
 Additions to patents and other intangibles           (58,721)
(69,427)
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Investing Activities                              (8,566,691)
9,081,133
-------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options                    0
22,678
 Income tax benefit from stock option exercises             0
4,245
 Repurchase of common stock                          (175,000)
(1,436,600)
-------------------------------------------------------------------------------

Net Cash Used in Financing Activities                (175,000)
(1,409,677)
-------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  (7,805,598)
2,336,936
Cash and Cash Equivalents at Beginning of Period   13,666,163
4,608,427
-------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period        $ 5,860,565
$6,945,363
===============================================================================

Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                $ 1,712,781
$1,380,401
===============================================================================

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

The consolidated balance sheet as of December 31, 1999, the consolidated statements of income for the three and six months ended December 31, 1999 and
1998, and the consolidated statements of cash flows for the six months ended
December 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.
Lunar has reclassified the presentation of certain prior year information to conform with the current presentation format.

The results of operations for the three and six months ended December
31,
1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

-------------------------------------------------------------------------------
                                               December 31,
June 30,
                                                  1999
1999
                                               (Unaudited)
(Audited)
-------------------------------------------------------------------------------

Finished goods and work in process              $ 7,131,882      $
7,125,027
Materials and purchased parts                     5,091,769
6,530,752
                                                -----------
-----------
                                                $12,223,651
$13,655,779
                                                ===========
===========

(3)  SHAREHOLDERS' EQUITY

On April 22, 1997, Lunar approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. Lunar has repurchased 369,400 shares under this program as of January 31, 2000.


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

(5) COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, Lunar adopted Statement of Financial
Accounting
Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. Lunar's comprehensive income was as follows:

                               Three Months Ended        Six Months
Ended
                                  December 31,             December
31,
                                1999        1998         1999
1998
                             ----------  ----------   ----------
----------
Net Income                   $2,282,108  $ 735,661   $3,830,694
$1,890,206
Other Comprehensive Income:
  Unrealized adjustment in
   marketable securities        (24,327)    53,157      (64,623)
84,867
  Foreign currency translation
   adjustments                  (73,967)     2,785      (32,108)
43,208
                             ----------  ----------   ----------
----------
Comprehensive income         $2,183,814  $ 791,603   $3,733,963
$2,018,281
                             ==========  ==========   ==========
==========

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


Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equipment sales and other revenue increased 1% to $23,561,000 in the three months ended December 31, 1999 from $23,410,000 in the three months ended
December 31, 1998. For the six months ended December 31, 1999, equipment sales and other revenue increased 1% to $46,474,000 from $46,235,000 in the six months ended December 31, 1998. Sales by product line are summarized as follows:

                                   Revenues by Product
                                      (in thousands)

                           Three Months Ended          Six Months
Ended
                        -------------------------
-------------------------
                        December 31,  December 31,   December 31,
December 31,
                          1999          1998            1999
1998
                        ------------  ------------   -----------
------------

X-ray densitometry       $13,445       $14,517         $25,458
$29,902
Ultrasound densitometry    2,993         2,344           6,097
3,759
Orthopedic Imaging         4,499         4,406           9,704
8,486
Service Revenue            2,110         1,745           4,156
3,432
Other                        514           398           1,059
 656
                        ------------  ------------   ------------
-----------
                         $23,561       $23,410         $46,474
$46,235
                        ============  ============   ============
===========

X-ray densitometry sales in the three and six months ended December
31, 1999
were lower compared to the prior periods as a result of a decrease in the number of units sold. Average selling prices were also lower due to competitive pricing pressures. The increase in ultrasound densitometry revenue is primarily due to the introduction of the Achilles Express in May 1999. The increase in
Orthopedic Imaging sales for the six months ended December 31, 1999 is primarily due to increased unit sales of the E-Scan dedicated MRI system. The increase in service revenue is attributable to a growing installed base of densitometers in the United States.

Cost of sales as a percentage of equipment sales averaged approximately 56% and
57% in the three and six month periods ended December 31, 1999, respectively, compared to 57% and 55% in the three and six month periods ended December 31,
1998, respectively.  The lower margins in the six months ended
December 31,
1999 primarily result from a decrease in densitometry average selling prices and a higher mix of orthopedic imaging equipment sales which have lower gross profit margins.

Research and development expenditures decreased to $1,296,000 in the three months ended December 31, 1999 from $1,768,000 in the three months ended
December 31, 1998, and decreased to $2,946,000 in the six months ended December
31, 1999 from $3,814,000 in the six months ended December 31, 1998. These expenses were lower due to the completion of development work associated with the Prodigy and Achilles Express bone densitometers. Lunar expects this trend to continue and plans to spend less on research and development in fiscal 2000 compared to fiscal 1999.

Selling and marketing expenses were $5,396,000 in the three months ended
December 31, 1999, compared to $6,655,000 in the three months ended
December
31, 1998, representing a decrease to 23% from 28% as a percentage of equipment sales. For the six months ended December 31, 1999, selling and marketing expenses were $10,703,000 compared to $12,348,000 for the six months ended
December 31, 1998, representing a decrease to 23% from 27% as a percentage of equipment sales. These decreases are primarily attributable to reduced spending on document translations, advertising, literature creation and a reduced headcount in the marketing department.

General and administration expenses decreased to $1,123,000 in the three months ended December 31, 1999 from $1,300,000 in the three months ended December 31,
1998, and decreased to $2,136,000 in the six months ended December
31, 1999
from $2,394,000 in the six months ended December 31, 1998. In May 1999 Lunar sold the assets of Bona Fide, Ltd. This sale resulted in lower general and administrative expenses.

Interest income was $482,000 and $977,000 in the three and six months ended
December 31, 1999, compared to $346,000 and $693,000 in the three and six months ended December 31, 1998. The increase is due to improved collection experience on interest associated with financed receivables and higher amounts invested in marketable securities.

The effective tax rate averaged 30% in both the three and six month periods ended December 31, 1999, compared to the 26% and 28% in the three and six month periods ended December 31, 1998. The rate for the three and six month periods ended December 31, 1999 and 1998 is below the 34% federal statutory rate as a result of tax-exempt interest income and the tax benefit of the foreign sales corporation offset by the provision for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $7,806,000 to $5,861,000 in the six months ended December 31, 1999. Lunar has a $20,470,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months. Total cash and marketable securities decreased by
$2,880,000 during the six months ended December 31, 1999 primarily as a result of fixed asset purchases offset by the proceeds from the sale of Lunar's former corporate headquarters.

Lunar's trade accounts receivable increased $1,782,000 to $36,842,000 at
December 31, 1999 from $35,060,000 at June 30, 1999. This increase is primarily attributable to higher sales for the quarter ended December 31, 1999 as compared to the quarter ended September 30, 1999 and higher accounts receivable from MRI customers which generally have longer payment terms.

Lunar has financed the sale of its equipment to Brazilian customers for more
than eight years and has approximately $7,909,000 in outstanding receivables
from Brazilian customers as of December 31, 1999.  During fiscal years 1998 and
1997 Lunar sold approximately $15,000,000 of Brazilian accounts receivable to
two finance companies of which approximately $3,079,000 is
outstanding as of
December 31, 1999. The two finance companies have maximum recourse of
$1,395,000
against Lunar related to these receivables. All of the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the
Brazilian government allowed its currency, the real, to freely trade against the
U.S. dollar which to date has resulted in a 46% devaluation of the real as compared to the U.S. dollar. Lunar has incurred some payment delays from
Brazilian customers and lower sales in Brazil as a result of this devaluation.
Lunar has renegotiated longer payment terms for a majority of these Brazilian customers. As a result, collection activities have recently improved and total financed Brazilian accounts receivable have declined to $7,909,000 from
$8,091,000 at June 30,1999.

Inventories decreased 10% to $12,224,000 at December 31, 1999 from
$13,656,000
at June 30, 1999. This decrease is a result of management's focus on reducing inventory levels. Management expects inventory levels to decline further during fiscal year 2000.


Lunar purchased a 25-acre parcel of land in January 1998 for $1,949,000 and began construction of an assembly, warehouse, and office building in October
1998. Lunar moved its assembly operations and warehouse to the new building in
July 1999 and moved its office personnel in October 1999. Lunar does not have any pending material commitments for capital expenditures.


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



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lunar's exposure to market risk for changes in interest rates relate primarily to Lunar's investment portfolio. Lunar does not use derivative financial instruments in its investment portfolio. Lunar places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy,
Lunar is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. Lunar mitigates default risk by investing in only high credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments mature, by policy, in 48 months or less.

Lunar uses forward currency contracts in its management of foreign currency exposures. The contracts are in the European EURO and generally have maturities that do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at December 31,
1999. These contracts are with major financial institutions thereby minimizing the risk of credit loss.

The table below provides information about Lunar's market sensitive financial instruments and constitutes a "forward-looking statement." All items described below are non-trading and are stated in U.S. dollars.

                                     During fiscal year ended June
30,

----------------------------------------
Maturity Dates                    2000        2001        2002
2003
-------------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate         $5,237,615
 Average taxable interest rate        4.9%
 Variable tax-exempt rate      $  622,950
 Average tax-exempt rate             3.83%

Marketable securities
 Fixed tax-exempt rate         $3,020,000  $9,171,100  $6,950,000
$1,080,000
 Average tax-exempt rate             4.31%       4.19%       4.21%
  4.41%

Forward contract
 EURO denominated              $3,134,410
 Contracted exchange rate        1.0111:1
 (US$ to EUR)



     PART II - OTHER INFORMATION
     LUNAR CORPORATION AND SUBSIDIARIES

Item 1.        Legal Proceedings

On May 21, 1998 Lunar filed suit in the Federal Court of Canada-Trial Division against International Medical Research Ottawa("IMRO") for infringement of
Lunar's Canadian patent number 1,323,090. IMRO manufactures and sells ultrasound bone densitometers in Canada and has manufactured ultrasound densitometers for
Norland Medical Systems, Inc. for distribution and sales throughout the world.
The parties have been involved in settlement discussions but no definitive settlement agreement has been reached.

On January 20, 1999 Lunar brought suit against EG&G Astrophysics
Research
Corporation and its parent company EG&G, Inc. (collectively referred to as
"EG&G") in the United States District Court for the Western District of
Wisconsin for infringement of U.S. patent number 5,841,832 (the 832 patent) by EG&G's dual-energy baggage scanners. In October 1999, the parties reached an agreement to resolve this litigation. Under the terms of the agreement, EG&G will pay royalties to Lunar for all sales of products that utilize the technology claimed in the 832 patent.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of Lunar was held on November
19, 1999.
There were 8,598,580 shares of Lunar's $0.1 par value common stock outstanding as of October 8, 1999, the record date of the annual meeting. Lunar's management solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934 and Regulation 14A promulgated thereunder for the annual meeting.
Two (2)
directors, John W. Brown and Reed Coleman, were elected to serve until the 2002 annual meeting of shareholders. The directors were elected by a vote of
7,761,684 votes "FOR" and 649,370 votes "WITHHELD AUTHORITY."

An amendment to Lunar's stock option plan to increase the number of shares of
common stock available under the plan and to provide that shares subject to a
stock option that is replaced by an option with a lower exercise price will not
become available for future option grants unless shareholder approval is
obtained was also approved.  The amendment was approved by a vote of
5,853,885
votes "FOR", 2,552,784 votes "AGAINST", and 4,385 votes "ABSTAIN". The selection of Arthur Andersen LLP as Lunar's independent auditors was also approved. The selection was approved by a vote of 8,400,744 votes "FOR" 8,685 votes "AGAINST" and 1,625 votes "ABSTAIN".

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits furnished:

(10.1)  Lunar Corporation Amended and Restated Stock Option Plan
(10.2)  Forms of Stock Option Agreements
(27.1)  Financial Data Schedule, December 31, 1999
(27.2)  Financial Data Schedule, December 31, 1998

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by Lunar during the quarter ended
December 31,
1999.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LUNAR CORPORATION
                                                 (Registrant)




Date:  February 10, 2000                         /s/ Richard B.
Mazess

---------------------
                                                 Richard B. Mazess
                                                 President
                                                 (Principal Executive
Officer)




Date: February 10, 2000                          /s/ Robert A.
Beckman

---------------------
                                                 Robert A. Beckman
                                                 Vice President of
Finance
                                                 and Treasurer
                                                 (Principal Financial
and
                                                  Accounting Officer)



                       LUNAR CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                For the Quarterly Period Ended December 31, 1999

No.  Description
---- -----------
10.1 Lunar Corporation Amended and Restated Stock Option Plan

10.2 Forms of Stock Option Agreements

27.1 Financial Data Schedule, December 31, 1999

27.2 Financial Data Schedule, December 31, 1998