Form 10-Q
period 2000-03-31
LUNAR CORP
filed 2000-05-15
CIK 864906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

                                                      Yes /X/   No / /

As of April 30, 2000, 8,573,705 shares of the registrant's Common
Stock, $0.01 par value, were outstanding.



                        LUNAR CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                 For the quarterly period ended March 31, 2000

                                TABLE OF CONTENTS
                                -----------------
PART I -  FINANCIAL INFORMATION                                    Page
                                                                   ----
Item 1.   Financial statements

          Consolidated Balance Sheets
          March 31, 2000, and June 30, 1999 . . . . . . . . . . . . . 3

          Consolidated Statements of Operations
          Three and Nine Months Ended March 31, 2000
          and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 2000
          and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . 6

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

Item 4.   Submission of Matters to a Vote of Security Holders . . . .12

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

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

---------------------------------------------------------------------------

Assets
---------------------------------------------------------------------------

                                             March 31,        June 30,
                                              2000             1999
                                           (Unaudited)       (Audited)
---------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                 $ 5,766,992     $13,666,163
 Marketable securities                      11,547,202       4,311,834
 Receivables:
  Trade, less allowance for doubtful
    accounts of $3,209,000 at
    March 31, 2000 and $3,524,000
    at June 30, 1999                        25,213,953      25,316,044
  Short-term financed accounts
    receivable                               4,545,343       4,848,186
  Other                                        915,666         407,056
---------------------------------------------------------------------------

                                            30,674,962      30,571,286

Inventories                                 12,307,398      13,655,779
Deferred Income Taxes                        2,451,000       1,992,000
Other Current Assets                           252,945         431,931
---------------------------------------------------------------------------

Total Current Assets                        63,000,499      64,628,993

Property, Plant and Equipment--At Cost:
 Land                                        1,927,260       2,088,118
 Buildings and improvements                  9,998,780       2,287,356
 Furniture and fixtures                      1,424,616       1,055,780
 Machinery and other equipment              10,664,758       9,368,111
 Construction in progress                            0       6,787,950
---------------------------------------------------------------------------

                                            24,015,414      21,587,315
Less Accumulated Depreciation and
 Amortization                                7,097,670       6,354,858
---------------------------------------------------------------------------

                                            16,917,744      15,232,457
---------------------------------------------------------------------------

Long-term Financed Accounts Receivable       4,626,734       4,488,753
Long-term Marketable Securities             14,471,889      11,233,298
Patents and Other Intangibles, Net of
 Accumulated Amortization of $711,000 at
 March 31, 2000 and $603,000 at
 June 30, 1999                                 433,688         463,270
Other                                          360,501         117,390
---------------------------------------------------------------------------
                                           $99,811,055     $96,164,161
===========================================================================

See accompanying notes to consolidated financial statements



LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

---------------------------------------------------------------------------

Liabilities and Shareholders' Equity
---------------------------------------------------------------------------

                                              March 31,        June 30,
                                                2000            1999
                                             (Unaudited)      (Audited)
---------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                             $5,661,143       $9,133,277
 Customer advances and deferred income         2,717,855        1,573,523
 Income taxes payable                          2,469,156        2,682,104
 Accrued liabilities:
  Commissions payable                          1,772,571        2,009,340
  Compensation payable                           681,324          658,821
  Property, payroll, and other taxes             671,393          250,150

Accrued warranty and installation
    expenses                                   3,107,272        3,118,000
  Other                                          421,892          393,537
---------------------------------------------------------------------------

Total Current Liabilities                     17,502,606       19,818,752

Shareholders' Equity:
 Common stock--authorized 25,000,000
  shares of $.01 par value; issued
  and outstanding 8,620,805 shares
  at March 31, 2000 and
  8,598,580 at June 30, 1999                       86,208          85,986
 Capital in excess of par value                23,450,244      23,454,316
Retained Earnings                              59,069,332      52,922,982
Accumulated Comprehensive Income                 (297,335)       (117,875)
---------------------------------------------------------------------------

                                               82,308,449      76,345,409
---------------------------------------------------------------------------

                                              $99,811,055     $96,164,161
===========================================================================

See accompanying notes to consolidated financial statements




LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

---------------------------------------------------------------------------

                            Three months ended        Nine Months Ended
                          March 31,    March 31,    March 31,    March 31,
                            2000        1999         2000         1999
---------------------------------------------------------------------------

Revenues                  $22,211,300 $19,749,021  $68,685,521 $65,983,823
Cost of sales              12,171,582  11,701,195   38,795,288  37,255,038
---------------------------------------------------------------------------
Gross Profit               10,039,718   8,047,826   29,890,233  28,728,785
---------------------------------------------------------------------------
Operating Expenses
 Research and development   1,337,355   1,803,950    4,283,226   5,618,143
 Selling and marketing      5,275,876   6,687,570   15,975,888  19,035,645
 General and
   administrative           1,036,436   1,131,034    3,172,285   3,525,061
---------------------------------------------------------------------------

                            7,649,667   9,622,554   23,431,399  28,178,849
---------------------------------------------------------------------------

Income (Loss) from
   Operations               2,390,051  (1,574,728)   6,458,834     549,936
---------------------------------------------------------------------------

Other Income (Expense):
 Interest income              545,190     443,310    1,522,453   1,136,193
 Other - Net                  373,329      (8,088)     800,063     370,126
 Settlement of lawsuit              0           0            0    (579,555)
---------------------------------------------------------------------------
                              918,519     435,222    2,322,516     926,764
---------------------------------------------------------------------------

Income (Loss) Before
 Income Taxes               3,308,570  (1,139,506)   8,781,350   1,476,700
Income Tax Expense
  (Benefit)                   993,000    (315,000)   2,635,000     411,000
---------------------------------------------------------------------------

Net Income (Loss)         $ 2,315,570   $ (824,506) $ 6,146,350 $ 1,065,700
===========================================================================

Basic Earnings per Share      $0.27        ($0.10)       $0.72       $0.12
===========================================================================

Diluted Earnings per Share    $0.26        ($0.10)       $0.70       $0.12
===========================================================================

Weighted Average Number of
 Common Shares            8,601,684     8,607,330   8,593,698    8,623,714
===========================================================================

Weighted Average Number of
 Common and Dilutive
 Potential Common Shares 8,878,488      8,607,330   8,777,509    8,793,191
===========================================================================

See accompanying notes to consolidated financial statements





LUNAR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

---------------------------------------------------------------------------
                                                    Nine months ended
                                                  March 31,    March 31,
                                                   2000          1999
---------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net income                                   $6,146,350    $1,065,700
 Adjustments to reconcile net income to net
 cash provided by (used in) operating
  activities:
   Depreciation and amortization               1,890,833     1,599,603
   Deferred income taxes                        (459,000)     (433,000)
   Gain on sale of building                     (288,900)            0
   Write-off patents                                   0       159,959
   Changes in assets and liabilities:
     Receivables                                (234,768)   (7,319,920)
     Inventories                               1,348,381      (979,018)
     Other current assets                        178,986       (64,514)
     Accounts payable                         (3,559,823)      524,257
     Customer advances and deferred income     1,144,332       416,638
     Accrued liabilities                         224,604     1,474,355
     Income taxes payable                        (82,130)   (1,093,192)
---------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Operating Activities                          6,308,865    (4,649,132)
---------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Purchases of marketable securities          (13,027,717)            0
 Sales and maturities of marketable
  securities                                   2,221,900    13,784,230
 Additions to property, plant and equipment   (4,854,312)   (4,373,961)
 Proceeds from sale of building                1,665,178             0
 Additions to patents and other intangibles      (78,418)      (98,978)
---------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Investing Activities                        (14,073,369)    9,311,291
---------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from exercise of stock options          220,333       41,187
 Repurchase of common stock                      (355,000)  (1,576,600)
--------------------------------------------------------------------------
Net Cash Used in Financing Activities            (134,667)  (1,535,413)
--------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                              (7,899,171)   3,126,746
Cash and Cash Equivalents at Beginning
 of Period                                     13,666,163    4,608,427
--------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period    $ 5,766,992  $ 7,735,173
==========================================================================

Supplemental Disclosure of Cash
  Flow Information:
 Income taxes paid                            $ 3,215,677   $1,679,995
==========================================================================

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

The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments)necessary for a fair presentation of results for these interim periods. Lunar has reclassified the presentation of certain prior year information to conform with the current presentation format.

The results of operations for the three and nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

(2)  INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined principally by the first-in, first-out method. Inventories are broken down as follows:

---------------------------------------------------------------------------
                                                 March 31,        June 30,
                                                  2000             1999
                                               (Unaudited)       (Audited)
---------------------------------------------------------------------------

Finished goods and work in process           $ 7,747,782      $ 7,125,027
Materials and purchased parts                  4,559,616        6,530,752
                                             -----------      -----------
                                             $12,307,398      $13,655,779
                                             ===========      ===========

(3)  SHAREHOLDERS' EQUITY

On April 22, 1997, Lunar approved a stock repurchase program pursuant to which it may repurchase up to 1,000,000 shares of its common stock from time to time based upon market conditions and other factors. Lunar has repurchased 419,400 shares under this program as of April 30, 2000.


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

(5) COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, Lunar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. Lunar's comprehensive income was as follows:

                               Three Months Ended        Nine Months Ended
                                    March 31,               March 31,
                                2000        1999        2000        1999
                             ----------  ----------  ----------  ----------
Net Income (Loss)            $2,315,570 $ (824,506)  $6,146,350 $1,065,700
Other Comprehensive Income:
  Unrealized adjustment in
   marketable securities        (27,148)   (24,383)     (91,771)    60,484
  Foreign currency translation
   adjustments                  (55,581)   (29,980)     (87,689)    13,228
                             ----------  ----------   ---------- ----------
Comprehensive income (Loss)  $2,232,841 $ (878,869)  $5,966,890 $1,139,412
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



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equipment sales and other revenue increased 12% to $22,211,000 in the three months ended March 31, 2000 from $19,749,000 in the three months ended March 31, 1999. For the nine months ended March 31, 2000, equipment sales and other revenue increased 4% to $68,686,000 from $65,984,000 in the nine months ended March 31, 1999. Sales by product line are summarized as follows:

                                   Revenues by Product
                                      (in thousands)

                           Three Months Ended          Nine Months Ended
                        ------------------------- -------------------------
                        March 31,     March 31,      March 31,   March 31,
                          2000          1999           2000        1999
                        ------------  ------------   ----------- ----------

X-ray densitometry       $12,805       $12,488        $38,264     $42,390
Ultrasound densitometry    2,119         2,171          8,216       5,948
Orthopedic Imaging         4,575         2,716         14,279      11,202
Service Revenue            2,379         1,750          6,536       5,186
Other                        333           624          1,391       1,258
                        ------------  ------------   ----------- ---------
                         $22,211       $19,749        $68,686     $65,984
                        ============  ============   =========== ==========

X-ray densitometry sales in nine months ended March 31, 2000 declined compared to the same period last year as a result of a decrease in the number of units sold. The increase in ultrasound densitometry revenue is primarily due to the introduction of the Achilles Express in May 1999. The increase in Orthopedic Imaging sales for the three and nine months ended March 31, 2000 is primarily due to increased unit sales of the E-Scan dedicated MRI system. The increase in service revenue is attributable to a growing installed base of densitometers and MRI equipment in the United States.

Gross profit as a percentage of equipment sales averaged approximately 45% and 44% in the three and nine month periods ended March 31, 2000, respectively, compared to 41% and 44% in the three and nine month periods ended March 31, 1999, respectively. The higher margins in the three months ended March 31, 2000 primarily result from an increase in sales of the PRODIGY x-ray densitometer which has a higher margin than Lunar's other table densitometers.

Research and development expenditures decreased to $1,337,000 in the three months ended March 31, 2000 from $1,804,000 in the three months ended
March 31, 1999, and decreased to $4,283,000 in the nine months ended
March 31, 2000 from $5,618,000 in the nine months ended March 31, 1999. Current fiscal year expenses were lower due to the completion of development work associated with the Prodigy and Achilles Express bone densitometers in fiscal year 1999.

Selling and marketing expenses were $5,276,000 in the three months ended March 31, 2000, compared to $6,688,000 in the three months ended
March 31, 1999, representing a decrease to 24% from 34% as a percentage of revenues. For the nine months ended March 31, 2000, selling and marketing expenses were $15,976,000 compared to $19,036,000 for the nine months ended March 31, 1999, representing a decrease to 23% from 29% as a percentage of revenues. One reason for the decline in sales and marketing expenses is that Lunar increased the allowance for doubtful accounts by $1,000,000 in the quarter ended March 31, 1999, in anticipation of possible losses on its portfolio of Brazilian receivables. These decreases are also attributable to reduced spending on document translations, advertising, literature creation, and a reduced headcount in the Marketing Department.

General and administrative expenses decreased to $1,036,000 in the three months ended March 31, 2000 from $1,131,000 in the three months ended March 31, 1999, and decreased to $3,172,000 in the nine months ended March 31, 2000 from $3,525,000 in the nine months ended March 31, 1999. In May 1999 Lunar sold the business and related assets of Bona Fide, Ltd. which contributed to lower general and administrative expenses in fiscal year 2000.

Interest income was $545,000 and $1,522,000 in the three and nine months ended March 31, 2000, respectively, compared to $443,000 and $1,136,000 in the three and nine months ended March 31, 1999, respectively. The increase is due to improved collection experience on interest associated with financed receivables and higher amounts invested in marketable securities.

The effective tax rate averaged 30% in both the three and nine month periods ended March 31, 2000, compared to the 28% in the three and nine month periods ended March 31, 1999. The rate for the three and nine month periods ended March 31, 2000 and 1999 is below the 34% federal statutory rate as a result of tax-exempt interest income and the tax benefit of the foreign sales corporation offset by the provision for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $7,899,000 to $5,767,000 in the nine months ended March 31, 2000, due to increased investments in marketable securities. Lunar has a $26,019,000 laddered portfolio of high-grade, readily marketable municipal bonds with various maturities not exceeding 48 months. Total cash and marketable securities increased by $2,575,000 during the nine months ended March 31, 2000.

Lunar has financed the sale of its equipment to Brazilian customers for more than eight years and has approximately $7,916,000 in outstanding receivables from Brazilian customers as of March 31, 2000. During fiscal years 1998 and 1997 Lunar sold approximately $15,000,000 of Brazilian accounts receivable to two finance companies of which approximately $2,534,000 is outstanding as of March 31, 2000. The two finance companies have maximum recourse of $684,000 against Lunar related to these receivables. All of the Brazilian accounts receivable are denominated in U.S. dollars. In January 1999 the Brazilian government allowed its currency, the real, to freely trade against the U.S. dollar which resulted in a 49% devaluation of the real as compared to the U.S. dollar. Lunar has incurred some payment delays from Brazilian customers and lower sales in Brazil as a result of this devaluation. Lunar has renegotiated longer payment terms for a majority of these Brazilian customers that purchased equipment prior to March 31, 1999. Total financed Brazilian accounts receivable declined to $7,916,000 from $8,091,000 at June 30, 1999.

Inventories decreased 10% to $12,307,000 at March 31, 2000 from
$13,656,000 at June 30, 1999, as a result of management's focus on reducing inventory levels. Management expects inventory levels to decline further during the next year.

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

Lunar uses forward currency contracts in its management of foreign currency exposures. The contracts are in the European EURO and generally have maturities that do not exceed three months. Realized gains and losses on such contracts are included in other income at the time the hedged transaction occurs. There were no deferred gains or losses at March 31, 2000. These contracts are with major financial institutions thereby minimizing the risk of credit loss.

The table below provides information about Lunar's market sensitive financial instruments and constitutes a "forward-looking statement."
All items described below are non-trading and are stated in U.S. dollars.

                                     During fiscal year ended June 30,
                                 ----------------------------------------
Maturity Dates                    2000        2001        2002      2003
---------------------------------------------------------------------------
ASSETS
Cash Equivalents
 Variable taxable rate         $5,138,450
 Average taxable interest rate       5.24%
 Variable tax-exempt rate      $  628,542
 Average tax-exempt rate             3.66%

Marketable securities
 Fixed tax-exempt rate         $5,070,000 $9,671,100 $6,950,000 4,160,000
 Average tax-exempt rate             4.15%      4.21%      4.21%     4.72%

Forward contract
 EURO denominated              $3,567,540
 Contracted exchange rate        0.9642:1
 (US$ to EUR)




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

On January 20, 1999 Lunar brought suit against EG&G Astrophysics Research Corporation and its parent company EG&G, Inc. (collectively referred to as "EG&G") in the United States District Court for the Western District of Wisconsin for infringement of U.S. patent number 5,841,832 (the 832 patent) by EG&G's dual-energy baggage scanners. In October 1999, the parties reached an agreement to resolve this litigation. Under the terms of the agreement, EG&G pays royalties to Lunar for all sales of products that utilize the technology claimed in the 832 patent.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits furnished:

(27.1)  Financial Data Schedule, March 31, 2000
(27.2)  Financial Data Schedule, March 31, 1999

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by Lunar during the quarter ended March 31, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LUNAR CORPORATION
                                                 (Registrant)




Date: May 11, 2000                               /s/ Richard B. Mazess
                                                 ---------------------
                                                 Richard B. Mazess
                                                 President(Principal
                                                 Executive Officer)




Date: May 11, 2000                               /s/ Robert A. Beckman
                                                 ---------------------
                                                 Robert A. Beckman
                                                 Vice President of
                                                 Finance and Treasurer
                                                 (Principal Financial
                                                 and Accounting Officer)



                       LUNAR CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                For the Quarterly Period Ended March 31, 2000

No.  Description
---- -----------
27.1 Financial Data Schedule, March 31, 2000

27.2 Financial Data Schedule, March 31, 1999